Form 10-Q
period 2008-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2008-11-14
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-52619
AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5685431 (IRS Employer Identification No.)

8 Greenway Plaza, Suite 1000 Houston, Texas (Address of Principal Executive Offices)	77046 (Zip Code)
713-850-1400
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$30,942	$—
Buildings	30,828	—
Tenant improvements	1,280	—

	63,050	—
Less accumulated depreciation and amortization	(1,525)	—

	61,525	—

Investment in non-consolidated entities	11,229	17,100
Intangible lease cost, net	3,384	—

Net real estate investments	76,138	17,100

Cash and cash equivalents	4,569	19,349
Escrow deposits	1,618	1,540
Tenant receivables, net	306	—
Accounts receivable	—	113
Accounts receivable — related party	178	—
Deferred costs, net	208	—
Other assets	81	10

TOTAL ASSETS	$83,098	$38,112

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$30,000	$—
Notes payable — related party	551	—
Accounts payable	1,178	104
Accounts payable — related party	124	1,208
Derivative liability	415	—
Asset retirement obligations	700	—
Below market leases, net	2,127	—
Security deposits	122	—

TOTAL LIABILITIES	35,217	1,312

Minority interest in consolidated subsidiaries	11,646	—

Partners’ capital:
General partner	—	—
Limited partners, 1,956 and 1,796 units outstanding September 30, 2008 and December 31, 2007, respectively	36,235	36,800

TOTAL PARTNERS’ CAPITAL	36,235	36,800

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$83,098	$38,112

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenues:
Rental income from operating leases	$1,308	$—	$3,862	$—

Total revenues	1,308	—	3,862	—

Expenses:
General and administrative	39	14	87	79
General and administrative — related party	29	22	86	42
Asset management fees — related party	108	62	320	115
Property expense	455	—	1,316	—
Property management fees — related party	46	—	140	—
Legal and professional	158	26	281	78
Depreciation and amortization	870	—	2,549	—

Total expenses	1,705	124	4,779	314

Operating loss	(397)	(124)	(917)	(314)

Other income (expense):
Loss on derivative	(39)	—	(415)	—
Interest and other income	27	205	254	303
Interest expense	(368)	—	(1,225)	—
Interest expense — related party	(7)	—	(21)	(101)
Equity in losses from non-consolidated entities	(181)	(245)	(679)	(649)
Minority interest in loss of consolidated subsidiaries	169	—	914	—
Margin tax expense	(8)	—	(28)	—

Total other income (expense)	(407)	(40)	(1,200)	(447)

Net loss	$(804)	$(164)	$(2,117)	$(761)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the nine months ended September 30, 2008
(in thousands)
(unaudited)

	General partner	Limited partners	Total

Balance at December 31, 2007	$—	$36,800	$36,800

Contributions, net of offering costs	—	4,299	4,299
Net loss (1)	28	(2,145)	(2,117)
Distributions	(28)	(2,719)	(2,747)

Balance at September 30, 2008	$—	$36,235	$36,235

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $49. The cumulative curative allocation since inception of the Partnership is $74. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,117)	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non-consolidated entities	679	649
Depreciation and amortization	2,621	—
Amortization of out-of-market leases	(326)	—
Loss on derivative	415	—
Minority interest in loss of consolidated subsidiaries	(914)	—
Increase in tenant receivables	(53)	—
Decrease in accounts receivable — related party	151	—
Increase in deferred costs	(6)	—
Increase in other assets	(505)	(7)
Increase in accounts payable	4	55
Decrease in accounts payable — related party	(1,864)	(632)
Increase in security deposits	38	—

Net cash used in operating activities	(1,877)	(696)

Cash flows from investing activities:
Improvements to real estate	(287)	—
Acquisition of investment properties	(10,550)	—
Investment in non-consolidated entities	(4,818)	(5,142)
Earnest money deposit made, net of reimbursements	150	(40)

Net cash used in investing activities	(15,505)	(5,182)

Cash flows from financing activities:
Proceeds from notes payable — related party	551	—
Payments on notes payable — related party	—	(4,926)
Contributions	4,899	31,002
Issuance costs	(600)	(3,537)
Loan acquisition costs	(36)	—
Distributions	(2,747)	(746)

Net cash provided by financing activities	2,067	21,793

Net increase (decrease) in cash and cash equivalents	(15,315)	15,915
Cash and cash equivalents, beginning of period	19,349	796
Cash and cash equivalents, beginning of period for previously non-consolidated entities	535	—

Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	19,884	796

Cash and cash equivalents, end of period	$4,569	$16,711

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,153	$127
Taxes	$11	$—
Supplemental schedule of noncash investing and financing activities:
In conjunction with our acquisition of the Village on the Green property in March 2008, we placed $6.2 million in debt that was funded directly to the buyer.
In conjunction with our investment in the Shadow Creek Ranch property, we placed $1.5 million in escrow deposits in December 2007. When we acquired the property in February 2008, an affiliated AmREIT entity purchased an interest in the property, resulting in a $900,000 reimbursement of our escrow deposits. The remaining $600,000, which represents our portion of the escrow, was reclassified to investment in non-consolidated entities.
Supplemental notes:
Effective January 1, 2008, we began consolidating AmREIT Woodlake Square, LP and Westheimer Gessner, LP into our results of operations as a result of the additional 20% interest that we acquired in these properties during the second quarter of 2008.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
1. DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS
AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a subsidiary of AmREIT, a Texas real estate investment trust. The General Partner maintains its principal place of business in Houston, Texas.
We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we raised the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $48.9 million from the sale of 1,956 Units. As of September 30, 2008, our investments included a wholly-owned property comprising 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising 941,000 square feet of gross leasable area.
Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws, and such registration is not expected, or pursuant to an exemption under the Securities Act of 1933, as amended, and applicable state securities laws. We do not anticipate that any public market for the Units will develop.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 10). Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. All significant inter-company accounts and transactions have been eliminated in consolidation.
The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.
REVENUE RECOGNITION
We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. We make certain judgments and assumptions in estimating the reimbursements at the end of each reporting period. Additionally, certain of the lease agreements contain provisions that provide for additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2008 and 2007, there were no percentage rents recognized. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the nine months ended September 30, 2008 and 2007, there were no lease termination fees recognized.
REAL ESTATE INVESTMENTS
Development Properties — Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs as incurred. Such costs are expensed if and when the acquisition becomes no longer probable. During the nine months ended September 30, 2008 and 2007, we did not capitalize any interest or taxes.
Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases (including any fixed-rate renewal periods as appropriate). Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
Depreciation — Depreciation is computed using the straight-line method over an estimated useful life of up to 50 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.
Properties Held for Sale — Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Operating properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization will be suspended during the held for sale period. As of September 30, 2008 and December 31, 2007, we had no properties held for sale.
Impairment — We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. No impairment charges were recognized during the nine months ended September 30, 2008 and 2007.
ENVIRONMENTAL EXPOSURES
We are subject to numerous environmental laws and regulations as they apply to real estate, including those addressing chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants occupying our properties who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of current known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 11). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.
RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Tenant Receivables — included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer creditworthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries are included in general and administrative expense. We have not recorded an allowance for uncollectible accounts related to our tenant receivables as of September 30, 2008 and December 31, 2007.
Accounts Receivable-Related Party — included in accounts receivable-related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their development needs. These cash advances are due upon demand.
DERIVATIVE FINANCIAL INSTRUMENTS
We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have not designated these interest rate swaps as hedges for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded in earnings.
DEFERRED COSTS
Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to expense over the lease term. Accumulated amortization related to loan acquisition costs totaled $98,000 and $0 as of September 30, 2008 and December 31, 2007, respectively. Accumulated amortization related to leasing costs totaled $3,000 and $0 as of September 30, 2008 and December 31, 2007, respectively.
INCOME TAXES
Federal — No provision for United States federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
State — In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. For each nine month period ended September 30, 2008 and 2007, we recorded a tax provision of approximately $28,000 and $0, respectively, for the Texas Margin Tax.

USE OF ESTIMATES
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
FAIR VALUE OF FINANCIAL INSTRUMENTS
Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, derivative financial instrument, notes payable, and notes payable-related party. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, accounts payable, and accounts payable-related party are representative of their respective fair values due to the short-term nature of these instruments. As of September 30, 2008 and December 31, 2007, the carrying value of our total debt obligations was $30 million and $0, respectively, $6.2 million of which represents a fixed-rate obligation with an estimated fair value of $6.0 million and $0, respectively, based on a discounted cash flow analysis using current market rates of interest. As of September 30, 2008, the fair value of our variable-rate obligation of $23.8 million approximated the carrying value. We mark-to-market the carrying value of our derivative financial instrument. Therefore, its carrying value of $415,000 and $0 as of September 30, 2008 and December 31, 2007, respectively, represents its fair value.
CONSOLIDATION OF VARIABLE INTEREST ENTITIES
In December 2003, the Financial Accounting Standards Board (the “FASB”) reissued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN No. 46R”), as revised. FIN No. 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. FIN No. 46R requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of September 30, 2008 and December 31, 2007, we had no investments in any entities that qualify as variable interest entities pursuant to FIN No. 46R.
NEW ACCOUNTING STANDARDS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 does not have a material effect on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently do not measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.
In December 2007, the FASB revised SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

2008. We currently capitalize acquisition costs as part of the basis of the asset acquired. Upon effectiveness of SFAS No. 141R, we will expense acquisition costs as incurred.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on our results of operations or financial position.
OFFERING COSTS
The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of September 30, 2008, we had fully reimbursed the General Partner for organization and offering costs of approximately $651,000. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 3.25%, respectively (see Note 9).
CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, we consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.
INTEREST
Interest is charged to interest expense as it accrues. No interest has been capitalized since inception of the Partnership.
SEGMENT REPORTING
The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.
3. INVESTMENTS IN NON-CONSOLIDATED ENTITIES
Since inception, we have made the following investments in three entities through which we own an interest in three properties:

•	In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of 616,370 square feet. The remaining 90% is owned by an unaffiliated third party and REITPlus, Inc., an affiliated AmREIT entity.

•	In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which consists of raw land that will be developed into a multi-tenant retail property located in Houston, Texas. The remaining 50% is owned by an unaffiliated third party.

•	In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated AmREIT entity.
We report our investments in these entities using the equity method of accounting due to our ability to exercise significant influence over them. Summarized financial information for our significant equity entities (at 100%) is summarized as of and for the three and nine months ended September 30, 2008 and 2007 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$1,299	$1,155	$3,376	$3,390
Depreciation and amortization	(536)	(555)	(1,640)	(1,652)
Net loss	(218)	(364)	(1,028)	(1,178)
4. ACQUIRED LEASE INTANGIBLES
In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of in-place leases and out-of-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to thirteen years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $1,394,000 and $0 for the nine months ended September 30, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $42,000 and $0 during the nine months ended September 30, 2008 and 2007, respectively.
In-place and above-market lease amounts and their respective accumulated amortization are as follows (in thousands):

	September 30, 2008		December 31, 2007
	In-Place	Above-market	In-Place	Above-market
	leases	leases	leases	leases
Cost	$5,004	$193	$—	$—
Accumulated amortization	(1,754)	(59)	—	—

Intangible lease cost, net	$3,250	$134	$—	$—

Acquired lease intangible liabilities (below-market leases) of $2.1 million and $0 as of September 30, 2008 and December 31, 2007, respectively, are net of previously accreted minimum rent of approximately $513,000 and $0 at September 30, 2008 and December 31, 2007, respectively. Below-market leases are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from one month to thirteen years. Accretion of below market leases was approximately $368,000 and $0 during the nine months ended September 30, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income.

5. NOTES PAYABLE
Our outstanding debt at September 30, 2008 consisted of two loans — a fixed-rate mortgage loan of $6.2 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (3.84% at September 30, 2008), and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.
Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of September 30, 2008, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 8.52 years.
As of September 30, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled
	Principal	Term-Loan	Total
Scheduled Payments by Year	Payments	Maturities	Payments
2008	$—	$—	$—
2009	51	—	51
2010	81	23,800	23,881
2011	86	—	86
2012	90	—	90
Thereafter	449	5,443	5,892

Total	$757	$29,243	$30,000

6. DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $415,000 at September 30, 2008. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the nine months ended September 30, 2008, we have paid $165,000 related to this swap which is included in interest expense.
We have not designated this interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivates are recorded in earnings. We could be exposed to losses in the event of nonperformance by the counter-parties.
7. CONCENTRATIONS
As of September 30, 2008, each of our three consolidated properties individually comprise greater than 11% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 86% and 0% of our rental income for the nine months ended September 30, 2008 and 2007, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.
Following are the base rents generated by our top tenants during the nine months ended September 30, 2008 and 2007 (in thousands):

Tenant	2008	2007
Borders	$643	$—
Walgreens	249	—
Randall’s	182	—
Jos A. Bank	155	—
Paesano’s	96	—

	$1,325	$—

8. PARTNERS’ CAPITAL AND MINORITY INTEREST
The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.
Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available, and we do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We had no redemptions during the 2008 or 2007 periods.
Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. A current distribution of 7.5% per annum on invested capital has been paid to date during the operating stage. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (commencing in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:
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
Minority Interest — Minority interest represents a 40% ownership interest that two of our affiliates have in two real estate partnerships that we consolidate as a result of our 60% controlling financial interest in such partnerships.
9. RELATED PARTY TRANSACTIONS
Certain of our affiliates received fees and compensation during the organizational and operational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Type of Service	2008	2007	2008	2007

Securities Commissions, Due Diligence and Marketing Reimbursements	$11	$1,316	$569	$3,348
Organizational and Offering Cost Reimbursements	—	32	41	190
Asset Management Fees	108	62	320	115
Development and Acquisition Fees	—	—	264	—
Property Management Fees and Leasing Costs	48	—	147	—
Administrative Costs Reimbursements	29	22	86	42

	$196	$1,432	$1,427	$3,695

In addition to the above fees paid by us, the non-consolidated entities in which we have investments pay property management, leasing, acquisition and certain other real estate fees to one of our affiliated entities. See also Note 3 regarding investments in non-consolidated entities.
10. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
On March 25, 2008, we acquired Village on the Green, a multi-tenant retail property in San Antonio, Texas with a gross leasable area of 36,000 square feet for approximately $8.8 million. The acquisition was accounted for as a purchase and the results of its operations are included in the accompanying consolidated financial statements from the date of acquisition.
Following is a summary of assets acquired and liabilities assumed as of the date of the Village on the Green acquisition (March 25, 2008):

Summary of Assets Acquired and	As of
Liabilities Assumed	March 25, 2008
(In thousands)
(unaudited)
Assets
Land	$3,051
Buildings	5,402
Intangible lease costs	700
Escrow deposits	390
Other assets	42

Total Assets	9,585
Liabilities
Notes payable	6,200
Accounts payable	32
Below market leases	156
Security deposits	48
Total Liabilities	6,436

Net assets acquired	$3,149

In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership and have therefore, included its financial position and operations in the accompanying consolidated financial statements effective January 1, 2008 for the period ended September 30, 2008.
On May 30, 2008, we acquired a 60% interest in an additional tract of land adjacent to AmREIT Westheimer Gessner, LP. The results of operations are included in the accompanying consolidated financial statements from the date of acquisition.
In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP which owns a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. In June 2008, we acquired an additional investment interest of 20% in AmREIT Woodlake, LP from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership and have therefore, included its financial position and operations in the accompanying consolidated financial statements effective January 1, 2008 for the period ended September 30, 2008.

Until June 2008, we reported our interest in AmREIT Westheimer Gessner, LP and AmREIT Woodlake, LP under the equity method of accounting as we owned a 40% interest in each of these entities. Due to the additional 20% investment, which we made in the second quarter of 2008, effective January 1, 2008, we began consolidating their financial position and the results of operations in our accompanying consolidated financial statements. The additional ownership interests were acquired at their respective carrying values from AmREIT Realty Investment Company, an affiliated AmREIT entity, which still maintains a 10% interest in both partnerships.
Included in our results of operations before considering minority interest for the three and nine months ended September 30, 2008 are the following condensed combined results for Woodlake Square and Westheimer Gessner:

	Three months ended	Nine months ended
Combined Statements of Operations	September 30, 2008	September 30, 2008
	(In thousands)	(In thousands)
	(unaudited)	(unaudited)

Total revenues	$1,040	$3,326
Depreciation and amortization	709	2,218
Operating loss	(92)	(221)
Interest expense	279	1,041
Net income (loss)	(426)	(1,722)
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

Following are our pro forma results of operations for the year ended December 31, 2007, assuming that we owned 60% of Woodlake Square LP and Westheimer Gessner LP from the date of our initial acquisition of these properties (August 31, 2007 for Woodlake Square and November 20, 2007 for Westheimer Gessner):

2007
(In thousands)
(unaudited)
Total revenues	$1,165
Depreciation & amortization	876
Operating loss	(651)
Minority Interest in loss of consolidated subsidiaries	293
Net loss	(1,330)
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
In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.
Our disclosure and analysis in this Quarterly Report contain forward-looking statements, based on our current expectations or forecasts of future events. Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the presence or occurrence of any of the factors or events described in Item 1A — Risk Factors of our 2007 Annual Report on Form 10-K. You should not unduly rely on these forward-looking statements, which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Quarterly Report.
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
As of September 30, 2008, our investments included a wholly-owned property comprising of 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising of 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising of 941,000 square feet of gross leasable area. A majority of our properties are located in highly populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2008. As of September 30, 2008, our properties were 70% leased and the average debt leverage ratio of the properties in which we have an investment was approximately 54%, with 83% of such debt carrying a fixed-rate of interest.
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
Revenue Recognition
We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. When we acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. We make certain judgments and assumptions in estimating the reimbursements at the end of each reporting period. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). We defer the recognition of contingent or percentage rental income until the specific targets, as defined in lease agreements, that trigger the contingent or percentage rental income are achieved. Cost recoveries from tenants are included in rental income in the period the related costs are incurred.
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

Valuation of Receivables
We determine an appropriate allowance for the uncollectible portion of tenant receivables and accounts receivable based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight-line rents. Additionally, we consider estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy in our assessment of the likelihood of collecting the related receivables.
Real Estate Acquisitions
We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, the value of in-place leases and customer relationships, if any.
We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases (including any fixed-rate renewal periods as appropriate). Any premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
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
Derivative Financial Instruments
We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have not designated these interest rate swaps as hedges for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives are recorded in earnings.
Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 157 does not have a material effect on our results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We currently do not measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.
In December 2007, the FASB revised SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We currently capitalize acquisition costs as part of the basis of the asset acquired. Upon effectiveness of SFAS No. 141R, we will expense acquisition costs as incurred.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Under SFAS No. 161, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on our results of operations or financial position.
Results of Operations
We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we raised the minimum offering of $1.0 million pursuant to the terms of our Offering

Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During the nine months ended September 30, 2008, we acquired an interest in Shadow Creek on February 29, 2008 through a joint venture, acquired a direct interest in Village on the Green on March 25, 2008 and invested additional funds in two investments on June 6, 2008, Woodlake Square and Westheimer Gessner, to allow for them to be consolidated entities. As of September 30, 2008, our investments included a wholly-owned property comprising of 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising of 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising of 941,000 square feet of gross leasable area.
Until June 2008, we reported our interest in Woodlake Square and Westheimer Gessner under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we are now consolidating their financial position and the results of operations in the accompanying consolidated financial statements effective January 1, 2008. The ownership interests were acquired at their respective carrying values from AmREIT Realty Investment Company, an affiliated AmREIT entity, which still maintains a 10% interest in both partnerships. See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities and Note 10 for impacts of consolidation.
Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2007
Revenue. Revenue increased to approximately $1.3 million during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This increase was due to rental income earned from Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended September 30, 2008.
General & Administrative. General and administrative expenses increased approximately $25,000 to approximately $39,000 during the three months ended September 30, 2008 compared to approximately $14,000 for the three months ended September 30, 2007. This increase was primarily due to additional marketing costs incurred during the third quarter of 2008 and Directors and Officers insurance costs incurred this quarter that were not incurred in the third quarter of 2007.
General & Administrative — Related Party. General and administrative — related party expenses paid to our affiliate increased approximately $7,000 to approximately $29,000 during the three months ended September 30, 2008 compared to approximately $22,000 for the three months ended September 30, 2007. This increase is attributable to an increase in administrative cost reimbursements to our Advisor due to higher activity within the Partnership as well as additional efforts required to manage our increased financial reporting requirements during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.
Asset Management Fees — Related Party. Asset management fees — related party paid to our affiliate increased approximately $46,000 to approximately $108,000 during the three months ended September 30, 2008 compared to approximately $62,000 for the three months ended September 30, 2007. Asset management fees — related party have increased commensurate with the increase in assets under management as a result of our capital-raising efforts which we completed in the first quarter of 2008.
Property Expense. Property expense increased to approximately $455,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This increase was due to property expenses incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended September 30, 2008.
Property Management Fees — Related Party. Property management fees — related party increased to approximately $46,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This increase was due to property management fees incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended September 30, 2008.

Legal and Professional Fees. Legal and professional fees increased approximately $132,000 to approximately $158,000 during the three months ended September 30, 2008 compared to approximately $26,000 for the three months ended September 30, 2007. The additional costs were primarily attributable to due diligence costs incurred related to transactions that ultimately were not closed and to the increased financial reporting requirements during 2008 associated with our filings with the Securities and Exchange Commission.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to approximately $870,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This increase was due to depreciation and amortization charges incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended September 30, 2008.
Loss on Derivative. Loss on derivative increased to approximately $39,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. The increase represents the net change during the period in fair value of the interest rate swap. We entered into the swap in order to lock the interest at a fixed rate on our $23.8 million variable-rate mortgage loan on Woodlake Square.
Interest and Other Income. Interest and other income decreased approximately $178,000 to approximately $27,000 during the three months ended September 30, 2008 compared to approximately $205,000 for the three months ended September 30, 2007. This decrease was primarily due to earning less interest on a lower balance of investable funds as these funds were invested in Woodlake Square, Westheimer Gessner, and Village on the Green. We invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.
Interest Expense. Interest expense increased to approximately $368,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. Interest expense incurred during the three months ended September 30, 2008 is related to notes payable on Village on the Green (acquired in March 2008) and also to Woodlake Square (acquired interest in August 2007 and June 2008), which we began consolidating effective January 1, 2008. Woodlake Square is encumbered by a $23.8 million variable-rate note payable. Also included in interest expense is $100,000 related to our interest rate swap.
Interest Expense — Related Party. Interest expense — related party increased to approximately $7,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. Interest expense incurred during the three months ended September 30, 2008 is related to a note payable by Woodlake Square which was acquired in August 2007.
Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $64,000 to approximately $181,000 for the three months ended September 30, 2008 compared to approximately $245,000 for the three months ended September 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily attributable to Woodlake Square, which incurred a loss in the 2007 period, our portion of which we recorded under the equity method of accounting during 2007. We began consolidating Woodlake Square effective January 1, 2008 as a result of our additional 20% investment in the property in June 2008.
Minority Interest in Loss of Consolidated Subsidiaries. Minority interest in consolidated subsidiaries was approximately $169,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This was due to our consolidation, effective January 1, 2008, of Woodlake Square and Westheimer Gessner as a result of our additional 20% investment in each of these entities during the second quarter of 2008.
Margin Tax Expense. Margin tax expense increased to approximately $8,000 during the three months ended September 30, 2008 compared to $0 for the three months ended September 30, 2007. This increase was due to increased taxable margin generated by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June

2008) during the three months ended September 30, 2008.
Nine months ended September 30, 2008 versus Nine months ended September 30, 2007
Revenue. Revenue increased to approximately $3.9 million during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This increase was due to rental income earned from Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the nine months ended September 30, 2008.
General & Administrative. General and administrative expenses increased approximately $8,000 to approximately $87,000 during the nine months ended September 30, 2008 compared to approximately $79,000 for the nine months ended September 30, 2007. This increase was primarily due to additional marketing costs and Directors and Officers insurance costs incurred this year that were not incurred in the prior year.
General & Administrative — Related Party. General and administrative — related party expenses paid to our affiliate increased approximately $44,000 to approximately $86,000 during the nine months ended September 30, 2008 compared to approximately $42,000 for the nine months ended September 30, 2007. This increase is attributable to an increase in administrative cost reimbursements such as personnel and technology costs which are due to higher activity within the Partnership during the nine months ended September 30, 2008 as compared to the comparable prior year period.
Asset Management Fees — Related Party. Asset management fees — related party paid to our affiliate increased approximately $205,000 to approximately $320,000 during the nine months ended September 30, 2008 compared to approximately $115,000 for the nine months ended September 30, 2007. Asset management fees — related party have increased commensurate with the increase in assets under management as a result of our capital-raising efforts which finalized in March 2008.
Property Expense. Property expense increased to approximately $1.3 million during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This increase was due to property expenses incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the nine months ended September 30, 2008.
Property Management Fees — Related Party. Property management fees — related party increased to approximately $140,000 during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This increase was due to property management fees incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the nine months ended September 30, 2008.
Legal and Professional Fees. Legal and professional fees increased approximately $203,000 to approximately $281,000 during the nine months ended September 30, 2008 compared to approximately $78,000 for the nine months ended September 30, 2007. The additional costs are reflective of increased financial reporting requirements during 2008 associated with our filings with the Securities and Exchange Commission.
Depreciation and Amortization Expense. Depreciation and amortization expense increased to approximately $2.5 million during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This increase was due to depreciation and amortization charges incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the nine months ended September 30, 2008.
Loss on Derivative. Loss on derivative increased to approximately $415,000 during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. The increase represents the net change during the period in fair value of the interest rate swap. We entered into the swap in order to lock the interest at a fixed rate on our $23.8 million variable-rate mortgage loan on Woodlake Square.

Interest and Other Income. Interest and other income decreased approximately $49,000 to approximately $254,000 during the nine months ended September 30, 2008 compared to approximately $303,000 for the nine months ended September 30, 2007. This decrease was primarily due to earning less interest on a lower balance of investable funds as these funds were invested in Woodlake Square, Westheimer Gessner, and Village on the Green. We invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.
Interest Expense. Interest expense increased to approximately $1.2 million during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. Interest expense incurred during the nine months ended September 30, 2008 is related to notes payable on Village on the Green (acquired in March 2008) and also to Woodlake Square (acquired interest in August 2007 and June 2008), which we began consolidating effective January 1, 2008. Woodlake Square is encumbered by a $23.8 million variable-rate note payable. Also included in interest expense is $198,000 related to our interest rate swap.
Interest Expense — Related Party. Interest expense — related party decreased approximately $80,000 to approximately $21,000 during the nine months ended September 30, 2008 compared to $101,000 for the nine months ended September 30, 2007. Interest expense for the nine months ended September 30, 2007 was incurred due to a note payable — related party that was established during December 2006 and was not repaid until the second quarter of 2007. Interest expense incurred during the nine months ended September 30, 2008 is related to a note payable by Woodlake Square which was acquired in August 2007.
Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $30,000 to approximately $679,000 for the nine months ended September 30, 2008 compared to approximately $649,000 for the nine months ended September 30, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to our 10% ownership interest in Shadow Creek, which was acquired in February 2008.
Minority Interest in Loss of Consolidated Subsidiaries. Minority interest in consolidated subsidiaries was approximately $914,000 during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This was due to our consolidation, effective January 1, 2008, of Woodlake Square and Westheimer Gessner as a result of our additional 20% investment in each of these entities during the second quarter of 2008.
Margin Tax Expense. Margin tax expense increased to approximately $28,000 during the nine months ended September 30, 2008 compared to $0 for the nine months ended September 30, 2007. This increase was due to increased taxable margin generated by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the nine months ended September 30, 2008.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We have no material refinancing obligations over the next twelve months.
In June 2008 we began consolidating AmREIT Woodlake Square, LP and Westheimer Gessner into our results of operations effective January 1, 2008 as a result of the additional 20% interests that we acquired during the second quarter of 2008.
As of September 30, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $4.6 million and approximately $19.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Nine months ended
	September 30,
	2008	2007
Operating activities	$(1,877)	$(696)
Investing activities	(15,505)	(5,182)
Financing activities	2,067	21,793
Net cash flows used in operating activities increased approximately $1.2 million to approximately $1.9 million for the nine months ended September 30, 2008 compared to approximately $696,000 for the nine months ended September 30, 2007. This increase in operating cash outflows was primarily attributable to a reduction of $1.7 million in working capital cash flows which was primarily driven by a decrease in payables of $1.3 million coupled with an increase in other assets of $498,000. These outflows were partially offset by a decrease in receivables of approximately $98,000, and by an increase during 2008 of approximately $470,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses, of losses on derivatives and of minority interest in consolidated subsidiaries. This increase was driven by the acquisition of Village on the Green and the consolidation of Woodlake Square and Westheimer Gessner in 2008.
Net cash flows used in investing activities increased approximately $10.3 million to approximately $15.5 million for the nine months ended September 30, 2008 compared to approximately $5.2 million for the nine months ended September 30, 2007. This increase in investing outflows was primarily due to our acquisition of investment properties during the 2008 period, which consisted of our acquisitions of the Village on the Green property for $2.9 million, the additional investment in the Woodlake Square property for $2.5 million, and the additional investment in the Westheimer Gessner property for $5.2 million. These outflows were partially offset by a net reimbursement of $190,000 in earnest money deposits.
Net cash flows provided by financing activities decreased approximately $19.7 million to approximately $2.1 million for the nine months ended September 30, 2008 compared to approximately $21.8 million for the nine months ended September 30, 2007. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $23.2 million, net of issuance costs, as the offering was closed on March 31, 2008. Additionally, we had an increase in distributions paid to investors of $2.0 million as a result of the additional limited partner units outstanding during the 2008 period. This decrease in financing inflows was partially offset by an increase in net proceeds from related party notes payable of $5.5 million. During the 2007 period, we repaid a loan to an affiliate that was provided to us in conjunction with our investment in the Casa Linda shopping center in December 2006.
ITEM 303(a)(iv). OFF-BALANCE SHEET ARRANGEMENTS.
None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to interest-rate changes primarily related to any debt which carries a variable rate of interest and related to the refinancing of long-term debt which currently contains fixed interest rates. To achieve these objectives, we borrow primarily at fixed interest rates, and we occasionally enter into interest-rate swaps as part of our interest-rate risk management approach.
As of September 30, 2008 and December 31, 2007, the carrying value of our total debt obligations was $30 million and $0, respectively, $6.2 million of which represents a fixed-rate obligation with an estimated fair value of $6.0 million and $0, respectively, based on a discounted cash flow analysis using current market rates of interest. As of September 30, 2008, the fair value of our variable-rate obligation of $23.8 million approximated its carrying value. We entered into an interest rate swap agreement related to this variable-rate note, the effect of which was to convert these variable interest payments to fixed payments throughout the term of the note.
The discussion above considers only those exposures that exist as of September 30, 2008; therefore, it does not consider any exposures or positions that could arise after that date. As a result, the ultimate impact to us of interest-rate fluctuations will depend upon the exposures that arise during the period, any hedging strategies in place at that time and actual interest rates.

ITEM 4T. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.
A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.
During the quarter ended September 30, 2008, our external auditors identified a significant deficiency related to the accounting treatment for our derivative contract. As a result of this deficiency, we have, and continue to undertake the following remedial measures to provide adequate assurance that, in the future, our accounting treatment of the derivative contract is in accordance with generally accepted accounting principles: (1) recorded our external auditors’ proposed audit adjustment to the accounting treatment of the derivative contract in our financial statements and (2) we have implemented a procedure whereby any derivative financial instruments that are to be designated as hedges for financial reporting purposes are properly documented and that documentation reviewed prior to entering into the hedge transaction.
Changes in Internal Controls
Except for the control changes noted above with respect to the derivative contract, there has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.
Date: November 14, 2008	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner
	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

Exhibit 3.2.1	Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

Exhibit 31.1	Certification signed by the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) — filed herewith.

Exhibit 31.2	Certification signed by the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) — filed herewith.

Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Partnership’s General Partner — furnished herewith.

Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer of the Partnership’s General Partner — furnished herewith.