Form 10-K
period 2008-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2009-03-31
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-53203
AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-5685431

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000
Houston, TX	77046

(address of principle executive offices)	(Zip Code)
(713) 850-1400
(Registrant’s telephone number, including area code)
Securities to be registered under Section 12(b) of the Exchange Act:

Name of each exchange on which
Title of each class to be so registered	Each class is to be registered

None	None
Securities to be registered under Section 12(g) of the Act:
Limited Partnership Interests
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $50,000,000.
Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
     In this report all references to “we”, “our”, and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries including joint ventures.
     Certain statements constrained herein constitute forward-looking statements as such term is defined in Section 33A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Registration Statement is filed with the Securities and Exchange Commission, which we refer to as the SEC. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Registration Statement, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I
ITEM 1. BUSINESS
Background
     We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments throughout the Southern and Southwestern United States. Our investment strategy is to (1) sell approximately 40% of our properties when appropriate and re-invest the net sales proceeds into additional properties and (2) retain the remaining properties as income-producing assets during our entire operating period. At the end of our seven year operating period, which expires on November 15, 2013, we will begin to sell our properties, wind down our operations and distribute the net proceeds from liquidation to our Partners, as defined below. Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.
     We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued our initial 40 units of limited partnership interest (the “Units”). We closed the offering of Units on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We refer to the holders of our Units as Limited Partners.
     On April 29, 2008 we filed a Form 10-12G with the United States Securities and Exchange Commission (the “SEC”) to register our Units pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units are held of record by 500 or more persons. As a result of our obligations to register our securities with the SEC under the Exchange Act, we are subject to the requirements of the Exchange Act rules, including the filing of this Annual Report on Form 10-K.
     Our general partner is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation that we refer to as the General Partner. Our General Partner is a wholly-owned subsidiary of AmREIT, an SEC reporting, non-traded Texas real estate investment trust. AmREIT and its predecessors have sponsored and advised 18 partnerships formed for the purpose of investing in properties during its 24 year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement, which we refer to as the Partnership Agreement. Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has contributed $1,000 to us for its general partner interest, and AmREIT has contributed $800,000 to us for 32 Units. We refer to our General Partner and our Limited Partners collectively as the Partners.
     We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange and there currently is no market for the Units. We do not intend to list the Units at this time and have no plans to list the Units on an exchange in the future.
     We directly own one property and have investments in five additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Five of the properties are multi-tenant retail properties and the sixth property consists of vacant land for development into a multi-tenant retail property. The five existing retail properties comprise approximately 1,242,000 rentable square feet. As of December 31, 2008 the five existing retail properties were 75% leased.

     The following is a summary of the six properties in which we owned an interest as of December 31, 2008.

		Percent	Square	Percentage	Annualized
Property	Location	Owned	Footage	Leased	Gross Base Rent (1)
Casa Linda Plaza (2) (3)	Dallas	50%	324,569	84%	$3,410,000
Woodlake Square (4)	Houston	60	205,522	72	1,947,000
Woodlake Pointe (4)	Houston	60	82,120	50	834,000
Cambridge Holcombe (2) (5)	Houston	50	—	—	—
Shadow Creek Ranch (2)	Houston	10	593,163	72	4,793,000
Village on the Green	San Antonio	100	36,367	100	713,000

Total			1,241,741		$11,697,000

(1)	Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2008 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.

(3)	Property is under redevelopment.

(4)	Property is planned for redevelopment.

(5)	Property is vacant land and is planned for development.
See “Item 2. Properties” for a more detailed description of our investments in properties.
Investment Objectives
     Our investment objectives are:
•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.
Investment Strategy
     We were formed to acquire, develop and operate a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. We will seek to maximize our income and capital growth during our operating period by (1) selling approximately 40% of our properties when appropriate and re-investing the net sales proceeds into additional properties (we refer to this process as Active Management), and (2) owning the remaining properties as income-producing assets during our entire operating period. Our operating period will continue until November 15, 2013. The operating period may be extended to November 15, 2015 only with the consent of the majority of Units held by our Limited Partners. At the end of our operating period, the General Partner will begin an orderly liquidation of our properties and will distribute the net proceeds from liquidation to our Partners. If our General Partner does not diligently pursue the liquidation of our properties at the end of our operating period, AmREIT will forfeit its $800,000 investment in Units.
     Equity Allocation
     As of December 31, 2008, approximately 20% to 30% of our portfolio is invested in existing commercial shopping centers, primarily multi-tenant properties, mixed-use properties and, to a lesser degree, single-tenant properties. Approximately 70% to 80% of our portfolio is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments and, to a lesser degree, single-tenant developments. However, if our General Partner determines that the risk/return profiles of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our General Partner may reallocate our investment capital to account for changes in such profiles.
     As we make additional investments, we will seek to avoid tenant concentration in one industry by pursuing properties with tenants representing a variety of industries. We will also seek to avoid tenant concentration by limiting the size and number of our properties held by a single tenant or brand. We intend to diversify our tenant base so that no single tenant or brand represents more than 15% of our overall gross revenues from our portfolio following the investment of all of the proceeds from the Offering.
     Investments in Properties with Operating Histories
     We have invested approximately 20% to 30% of our portfolio in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. Of the six properties in which we own an interest, Shadow Creek Ranch and Village on the Green represent our properties with operating histories. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.
     The majority of our properties are either leased directly to or guaranteed by the lessee’s parent company, not just the operator of the individual location, and are in areas of substantial retail shopping traffic. Our strategy is to acquire properties that attract tenants that provide basic staples and convenience items to local customers. We believe that sales of these items are less sensitive to business cycle fluctuations than higher priced retail items.
     Development and Redevelopment Properties
     We have invested approximately 70% to 80% of our portfolio in development and redevelopment properties, either directly or indirectly through joint ventures. Of the six properties in which we own an interest, Casa Linda Plaza is currently under redevelopment and we have plans to redevelop Woodlake Square and Woodlake Pointe. Cambridge Holcombe consists of vacant land located in the Texas Medical Center in Houston, Texas and we are in the initial stages of planning this property’s development. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing.  Throughout the development process, we work closely with local development partners.
     We plan to redevelop Woodlake Square and Woodlake Pointe, and it is likely that these properties will become mixed-use developments which may include office, residential, entertainment and hospitality components.  It is possible that our future investments will have mixed-use components as well. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We seek to develop properties in locations that provide limited competition, quality demographics and strong market fundamentals. We intend to commence the leasing process before construction of a particular development property.
     Our General Partner may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for many of our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

     Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development will also have a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental, and construction contractors. The construction manager will be an employee of AmREIT Realty Investment Corporation in the event that ARIC is providing construction management services to a development project. The project and construction managers will be jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports will be prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers will work in unison to ensure each project is built within budget and on a timely basis.
     We may place our capital at-risk in certain situations to secure land our General Partner deems suitable for development. We will utilize methods such as purchase agreements and options to tie-up development properties. Such commitments may not necessarily result in the eventual acquisition of a land site, as we may elect to forfeit funds after completing our due diligence.
     Location of Properties
     We seek investments in properties located throughout the United States, with a primary focus on markets with increasing population growth and urban density. As a result of our General Partner’s experience in developing, acquiring and managing retail real estate in metropolitan Texas markets, each of the six properties in which we currently own an interest is located in Texas. The economies of the Texas metropolitan markets where we own properties will have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns.
     Although we intend to invest only in properties in the United States, we are not prohibited from making investments in foreign countries that meet our investment criteria.
Investment Decisions
     Our General Partner uses commercially reasonable efforts to present to us suitable investments consistent with our investment objectives and policies. In pursuing our investment objectives and making investment decisions for us, our General Partner considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, liquidity and tax considerations. Moreover, to the extent feasible, our General Partner strives to select a diversified portfolio of properties in terms of type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired.
     Prior to acquiring a property, our General Partner undertakes an extensive site review. Our General Partner also typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our General Partner may also take additional actions to evaluate the property, including without limitation, the following:
•	obtaining an independent appraisal of the property;

•	obtaining an independent engineering report of the property’s mechanical, electrical and structural integrity (sale/leaseback properties only);

•	conducting an investigation of title;

•	evaluating both the current and potential alternative uses of the property; and

•	obtaining an independent Phase I environmental site assessment.
     Our General Partner is not required to obtain an appraisal in connection with an acquisition, although it is anticipated that if third-party financing is being provided by a commercial lender, such lender will obtain an independent appraisal.
Real Estate Fundamentals
     Our General Partner believes that sound real estate fundamentals will allow us to attract the best tenants and produce the best results for our real estate portfolio. Our General Partner believes that factors such as corner locations, high automobile traffic counts, high populations, high household incomes and limited opportunities for competition produce favorable conditions for the success of the tenant and the retail property. Each of our current investment properties possesses these characteristics. Corner locations traditionally offer favorable access because these locations can access traffic in all directions. High traffic passing a retail property provides maximum exposure for retail tenants. A dense population base surrounding a retail property provides a large consumer base for a tenant’s business. Areas that have high household income have more disposable income that is affected less by economic cycles. Locations that have few opportunities for new retail properties offer a limited supply of space and thus have the best likelihood of growing rental rates. Although a shopping center seldom offers all of these factors, our General Partner will use these criteria to measure the quality and relative value of opportunities relative to others in evaluating each proposed real estate investment.
     Our General Partner also believes that its ability to obtain locations near national commercial tenants such as Wal-Mart, Home Depot and Target, which are major traffic generators for other commercial tenants, should enable us to attract brand name, high quality tenants.
Tenant Quality and Monitoring
     We seek to attract high quality tenants for our properties. A tenant will be considered “high quality” if at the time of leasing, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.
     If a tenant has a public debt rating, we will seek tenants that have: a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better; or a guaranty for its payments under the lease by a guarantor with a debt rating by Moody’s of Baa3 or a credit rating by Standard & Poor’s of BBB or better.
     Moody’s ratings are opinions of future relative creditworthiness incorporating an evaluation of franchise value, financial statement analysis and management quality. The rating given to a debt obligation describes the level of risk associated with receiving full and timely payment of principal and interest on that specific debt obligation and how that risk compares with that of all other debt obligations. The rating therefore measures the ability of a company to generate cash in the future. Standard & Poor’s assigns a credit rating both to companies as a whole and to each issuance or class of a company’s debt. A Standard & Poor’s credit rating of BBB-, which is the lowest investment grade rating given by Standard & Poor’s, is assigned to companies or issuances that exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the company to meet its financial commitments.
Net Leases
     We typically enter into net leases with our tenants. “Net leases” are leases that typically require that tenants pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically hold the landlord responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.
     Our properties have tenants with varying lease terms. We have acquired interests in properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, difficult to replace or has other significant favorable real estate attributes. The leases for our properties generally require our tenants to pay a predetermined annual base rent. Some of these leases contain provisions that increase the amount of base rent payable at points during the lease term and/or percentage rent that can be calculated by a number of factors. In addition, these leases generally require that each tenant pay the cost of the liability insurance covering the property or provide such coverage. The third-party liability coverage will insure, among others, us, our General Partner, and any entity formed by us to hold the property. The leases for our properties generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.
Ownership Structure
     For our investments where we are the sole owner, we generally acquire, directly or indirectly, fee simple interests in the property. We may also acquire leasehold interests in real property subject to long-term ground leases. Our General Partner and its affiliates may purchase future investments in their own names or in entities that they control, assume loans in connection with the purchase of properties and temporarily hold title to properties for the purpose of facilitating the acquisition of properties by us.
     For our future investments, we may continue to acquire properties through joint ventures, or we may acquire, directly or indirectly, (1) fee simple interests in owned real property and (2) leasehold interests in real property subject to long-term ground leases. We may in the future acquire individual properties or portfolios of properties. Our General Partner and its affiliates may purchase properties in their own name or in entities that they control, assume loans in connection with the purchase of properties, and temporarily hold title to properties for the purpose of facilitating the acquisition of properties by us. Our General Partner and its affiliates may also borrow money or obtain financing and complete construction of properties.
     For our future investments in development properties, we may enter into arrangements with the seller or developer, provided that the property is pre-leased to a high quality tenant. In these cases, we will be obligated to purchase the property at the completion of construction, provided that the construction conforms to definitive plans, specifications and costs approved in advance by our General Partner. We will receive a certificate of an architect, engineer or other appropriate party, stating that the property complies with all plans and specifications. If renovation or remodeling is required prior to the purchase of a property, our General Partner expects to pay a negotiated maximum amount upon completion.
     We may enter into sale and leaseback transactions, under which we will purchase a property and lease the property back to the seller.
Joint Ventures
     As of December 31, 2008, we owned interests in five properties through joint ventures with affiliates of our General Partner and non-affiliates. The joint ventures are structured as limited partnerships, in which we own interests. Each of these limited partnerships owns one of the five underlying properties. Each general partner is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.
     We may invest in additional properties through joint ventures with third-party developers and real estate investors, including our General Partner, its affiliates and entities owned or managed by its affiliates. Such joint ventures may include investments in limited liability companies or other co-ownership arrangements whose purpose is the acquisition or improvement of the properties. Our General Partner and its affiliates may provide services to the joint venture, including, but not limited to, acquisition, development, management, leasing and/or real estate disposition services. Our current joint venture investments contain, and we will not enter in future joint venture investments unless they contain, the following features:
•	our right either to approve significant decisions of the joint venture or to control operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

•	the total compensation paid by us and the joint venture to our General Partner and its affiliates in connection with a joint venture will not exceed the compensation which would be permissible under the Partnership Agreement if we owned 100% of the joint venture;

•	no duplication of joint venture costs and expenses and our costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•	any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms, which are commercially reasonable and comparable to those relating to transactions between unrelated parties.
     Our investments in Casa Linda Plaza, Woodlake Square, Woodlake Pointe and Shadow Creek Ranch were made through joint ventures with affiliates of our General Partner. For any future investment with our General Partner, its affiliate, or an entity owned or managed by an affiliate, our General Partner or the managing member, largest shareholder, general partner or other controlling or majority owner of the affiliate or such other entity may contribute capital to the joint venture on the same terms and conditions as us. Allocable profits in a joint venture will be calculated based on the sum of net sale proceeds from the sale of a property (after repayment of debt) plus reserves less capital contributions of each joint venture partner plus actual origination and carrying costs of the additional financing incurred in connection with such property. Distributions will be pro rata to the joint venture partners based on their aggregate capital contributions.
     Our General Partner or its affiliate may form another partnership or other investment vehicle with essentially the same investment objectives as us and such entity may acquire properties through a joint venture. Such other entities may have as investors controlling persons or other former and current investors in programs sponsored by affiliates. The terms and conditions upon which persons become investors in such other entities may differ from our terms and conditions.
Disposition Policies
     Operating Period Dispositions
     During our operating period, our General Partner intends to hold our properties until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. We have not yet sold any of our investments in properties. Our General Partner anticipates an average holding period for Actively Managed properties of 12 to 48 months, recognizing that certain projects may have a shorter or longer holding period. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations.

     Reinvestment of Net Sales Proceeds
     During our operating period, our General Partner intends to reinvest the net sales proceeds generated from the sale of our Actively Managed properties. In making the determination of whether to reinvest the net proceeds from a particular sale, our General Partner will first determine whether we have adequate cash flow to support the anticipated monthly distribution to our Limited Partners. Second, our General Partner will determine if there are sufficient reserves to pay the special tax distribution to our Limited Partners at the end of the year.
     Liquidation Period Dispositions
     Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before November 15, 2013. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to November 15, 2015 only with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, AmREIT shall forfeit its $800,000 investment in our Units.
     Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. In connection with the sale of a property, we may take purchase money obligations secured by a mortgage on the property as partial payment, thereby delaying any distribution of sale proceeds to our Limited Partners over the term to maturity of such obligations. The terms of payment to be accorded by us will be affected by custom in the area in which the property is located and the then-prevailing economic conditions.
     AmREIT’s Purchase Rights
     We have granted AmREIT a limited right of first refusal to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, we will grant AmREIT this right of first refusal, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Each of the parties shall bear one-half of the cost of the third appraiser. Within 30 days after its selection, the third appraiser shall complete its appraisal of the property. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.
     If AmREIT agrees to pay the market value for a property, as determined above, we will sell the property to AmREIT. If AmREIT declines to acquire a property or fails to notify us of its intent to acquire a property within the requisite time periods, then we will market the property to third parties.

     Marketing
     Our General Partner believes that relationships and networking are the two primary components of marketing properties for sale. Our General Partner will use its in-house staff along with its relationships with key commercial brokers across the country to sell our properties.
Leverage
     Our investments in Casa Linda Plaza, Woodlake Square, Woodlake Pointe and Shadow Creek Ranch were made by our contributing equity to joint ventures. The Casa Linda Plaza, Woodlake Square and Shadow Creek Ranch joint ventures used leverage to acquire its properties. Likewise, we acquired Village on the Green through a combination of equity and the assumption of debt in place at the time of acquisition. Our investment in Cambridge Holcombe was made by our contributing equity to a joint venture, which in turn, acquired Cambridge Holcombe using cash proceeds from our equity contribution and the equity contribution of our joint venture partner. We later financed a portion of this acquisition through the placement of debt with a third-party lender. For our future investments in properties with operating histories, we intend to continue to leverage our investments in these properties using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender.
     We may finance the acquisition of future properties with new financing or assumption of existing indebtedness. We may incur secured or unsecured indebtedness at any time during our term. We may refinance a property after it has increased in value or when more favorable terms are available. Refinancings may permit us to retain such property and at the same time generate distributions to the Partners, enable us to engage in renovation or remodeling activities, or to make further acquisitions. We may incur debt for expenditures related to the properties, including to facilitate the sale or to pay for capital expenditures. There is no fixed limit on the term of any particular borrowing or the amount thereof. Generally, we may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets. No assurance can be given as to the future availability of credit, the amount or terms thereof, or the restrictions that may be imposed on our future borrowings by lenders. The terms of our loans may require the properties to be held by special purpose entities whose controlling interest must be held by a corporation.
     We may borrow money from AmREIT or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.
Other Investments
     We currently own interests in five properties through joint ventures. We may invest in other entities that own real estate, including in connection with joint ventures. We make these investments when our General Partner considers it more efficient to acquire an entity owning such real property rather than to acquire the properties directly. We have and may continue to acquire less than all of the ownership interests of such entities if our General Partner determines that such interests are undervalued and that a liquidation event in respect of such interests are expected within our operating period.
     To the extent our General Partner determines it is in our best interest, due to the state of the real estate market, in order to diversify our investment portfolio or otherwise, our General Partner may make or invest in mortgage loans. We currently do not own any interests in mortgage loans. The criteria for investing in mortgage loans will be substantially the same as those involved in its investment in properties. Our Partnership Agreement limits our investment in mortgage loans to no more than 20% of the net proceeds from the Offering, unless the maximum allocation is increased by our General Partner with the consent of the Limited Partners owning a majority of the outstanding Units.

     Our Partnership Agreement prohibits us from investing in securities of other issuers, except for permitted temporary investments pending utilization of our funds to acquire properties and except for investments in joint ventures and similar co-ownership arrangements, unless otherwise agreed to by Limited Partners holding a majority of the outstanding Units.
     Our General Partner invests our reserves and other available funds not committed to investments in properties in United States government securities, securities issued and fully guaranteed by United States government agencies, securities issued and fully guaranteed by states or municipalities, certificates of deposit and time or demand deposits in commercial banks, bankers’ acceptances, savings and loan association deposits or deposits in members of the Federal Home Loan Bank System, or money market instrument funds.
Conflicts of Interest
     Our General Partner is subject to various conflicts of interest arising out of its relationship with us, the Limited Partners and AmREIT. Our General Partner and its affiliates have and will continue to try to balance our interests with their duties to other AmREIT-sponsored programs. However, to the extent that our General Partner or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our Limited Partners. Some of these conflicts are described below.
     Limited Financial Resources
     Our General Partner has no assets other than its general partner interest in us and its investment in our Units. In the event we have substantial capital needs, our General Partner will not have sufficient financial resources to satisfy these needs. In addition, AmREIT, the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.
     Interests in Other Real Estate Programs
     AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner manages and which have similar investment objectives and may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund III, Ltd., REITPlus, Inc. and AmREIT, which we collectively refer to as the Similar AmREIT Programs. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.
     Conflicts of interest may also arise in connection with our General Partner’s responsibilities to us and the responsibilities of its affiliates to other entities. For example, conflicts of interest could arise in management’s allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets, particularly during times these resources are scarce or in short supply. Conflicts could also result in the selection and marketing of projects if shortages of properties, materials or labor are insufficient causing market demands to require our General Partner’s management to allocate project opportunities between us and its affiliates.
     Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including AmREIT, competition for properties will create a conflict of interest. Management expects to manage this conflict by providing a pipeline of real estate projects and opportunities to support all of its activities. All potential development and acquisition opportunities will initially be presented to AmREIT. If AmREIT elects not to make the investment, our General Partner’s management will determine which of the entities that it advises, including us, would be most appropriate to make the proposed investment. To determine which entity should make the investment, management will first evaluate the investment objectives of each investment fund and determine if the opportunity is suitable for each fund. If the proposed investment is appropriate for more than one fund, management will then evaluate the portfolio of each fund, both in terms of geographic diversity and tenant concentration, to determine if the investment is most suitable to one fund. If the geographic diversity and tenant concentration analysis is not determinative, management will allocate the property to the fund with uncommitted funds available for the longest period of time. Our General Partner’s management may also allow multiple investment funds to enter into joint ventures for the purchase or acquisition of a property.
     Competition for Management Services
     Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, they will devote only so much of their entire time to our affairs as is reasonably required in their judgment and they could have conflicts of interest in allocating their time between us and other entities. Our General Partner believes that it has sufficient staff to fully discharge its responsibilities to us.
     Leasing Agents
     Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested. Because these leasing agents provide similar services to affiliates of our General Partner, including AmREIT, they face conflicts of interest if they are seeking to lease our properties and similar properties of its affiliates at the same time. In such an event, the affiliated leasing agent will seek to mitigate any potential conflict by presenting a potential tenant with all of the available properties, so that the potential tenant can select the property with the size, rent, location and other characteristics most suitable to its needs.
     Properties
     We rely on our General Partner and its affiliates in the selection, management and sale of the properties and do not have independent representation in this regard. Conflicts of interest could arise in connection with any interests affiliates of our General Partner may have in a particular property, including interests it may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT, and those of the Limited Partners in operating the Partnership.
     Sale of Properties
     Our General Partner actively manages our Actively Managed properties during the operating period. During the operating period, our General Partner will sell our properties from time to time to third-party real estate investors. Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of the properties. Because there is potential for our General Partner to earn a brokerage commission on each property sale, there is a conflict of interest in that our General Partner may sell a property simply to earn a brokerage commission, even if it is not in our best interest or the best interest of the Limited Partners.
     No Arm’s-Length Agreements
     The compensation payable to our General Partner and its affiliates has not been determined by arm’s- length negotiations. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability. There is no assurance that the amounts or terms of such compensation will not exceed that which would be paid to unrelated persons under similar circumstances in arm’s-length transactions.
     AmREIT’s Interests in Other Programs
     AmREIT, our General Partner’s parent, engages for the account of others in other business ventures involving real estate development and investment. Moreover, AmREIT or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account. Neither we nor any Limited Partner will be entitled to any interest in such other ventures.
     Transactions with Affiliates
     We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if they agree to pay the market value or the amount of a bona fide final third-party offer for that property. See “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights” for a more detailed description of AmREIT’s rights. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.
     In the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.
     Affiliated Property Manager and Construction Manager
     AmREIT Realty Investment Corporation, or ARIC, an affiliate of our General Partner, performs property management services for all of the properties in which we have an interest, other than Cambridge Holcombe, and may provide property management services for properties in which we acquire an interest in the future. ARIC is a wholly owned subsidiary of AmREIT and the officers of our General Partner are also officers of ARIC. As a result, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated. In addition, given that ARIC is an affiliate of our General Partner, our agreements with ARIC are not negotiated at arm’s-length, as they would between unrelated parties.
     AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company, an affiliate of our General Partner, is currently engaged to provide construction management services for the Casa Linda Plaza property. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage ARIC, also an affiliate of our General Partner, in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we will not have the benefit of independent construction management to the same extent as if AmREIT Construction Company was unaffiliated. Since AmREIT Construction Company and ARIC are affiliates of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with AmREIT Construction Company or with ARIC that would apply between unrelated parties.
     Lack of Separate Representation
     Our legal counsel acts and may in the future act, as counsel to us, our General Partner, AmREIT and certain of our respective affiliates. There is a possibility that in the future, the interests of the various parties may become adverse, and under the Code of Professional Responsibility of the legal profession, our counsel may be precluded from representing any one or all of such parties. In the event that a dispute were to arise between us, our General Partner, AmREIT or any of our respective affiliates, separate counsel for such matters will be retained as and when appropriate.

     Tax Matters Partner
     Our General Partner serves as our tax matters partner and in the event of an audit of our federal income tax returns by the Internal Revenue Service, or IRS, it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners. Our expenses in contesting any such audit may reduce the amount of cash available for distribution. Further, our General Partner, who is primarily responsible for contesting federal income tax adjustments proposed by the IRS, may be subject to various conflicts of interest in connection with the negotiation and settlement of issues raised by the IRS in a federal income tax audit.
Employees
     We have no employees. Our affairs are managed by our General Partner and our General Partner and its affiliates provide services to us related to acquisitions, property management, accounting, investor relations and other administrative services. We are dependent upon our General Partner and its affiliates for these services.
     See “Item 12. Certain Relationships and Related Transactions” for discussion of our compensation arrangements.
Insurance
     We believe that the properties in which we own an interest are adequately insured.
Competition
     As we purchase properties for our portfolio, we are in competition with other potential buyers, including the Similar AmREIT Programs, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our existing retail properties have an average occupancy of 75% and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.
Concentration of Credit Risk
     As of December 31, 2008, we had approximately $213,000 invested in a government security money market account. Such amounts are readily convertible into cash for use in our operations.
     We have geographic concentration in our property holdings. In particular, as of December 31, 2008, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from Borders represented 21% of our 2008 rental income.
ITEM 2. PROPERTIES
Overview
     During the period from October 10, 2006 (inception) through December 31, 2008, we acquired interests in six properties. We directly own one property and have investments in five properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

     As of December 31, 2008, we owned interests in the following properties, all of which are located in Texas:

					Percentage of
					Total
				Annualized	Annualized
		Square	Percentage	Gross Base	Gross Base
Property	Location	Footage	Leased	Rent(1)	Rent
Casa Linda Plaza (2) (3)	Dallas	324,569	84%	$3,410,000	29%
Woodlake Square (4)	Houston	205,522	72	1,947,000	17
Woodlake Pointe (4)	Houston	82,120	50	834,000	7
Cambridge Holcombe (2) (5)	Houston	—	—	—	—
Shadow Creek Ranch (2)	Houston	593,163	72	4,793,000	41
Village on the Green	San Antonio	36,367	100	713,000	6

Total		1,241,741		$11,697,000	100%

(1)	Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2008 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.

(3)	Property is under redevelopment.

(4)	Property is planned for redevelopment.

(5)	Property is vacant land and is planned for development.
Description of Our Real Estate Investments
     Casa Linda Plaza
     On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd., we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Morgan Stanley Mortgage Capital, Inc. to fund the acquisition of the Casa Linda Plaza property. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.
     The Casa Linda Plaza property is in average condition for a property of its type and age. However, as of December 31, 2008, the property is undergoing a substantial renovation that will allow the property to maintain its historical character and prominence in the community, while updating the property’s features. This renovation is expected to be complete in April 2009 at a cost of $6.1 million.
     Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, 24 Hour Fitness, Starbucks, Wachovia, Chili’s, Blockbuster, Washington Mutual, and Guaranty Federal Bank. The property was originally built between 1946 and 1949.
     Woodlake Square
     On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Company, we acquired a 40% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property. The loan was in the amount of $23.8 million and is interest-only until maturity. The interest related to this debt is at a variable interest rate of LIBOR plus 1.35%. At December 31, 2008, the variable interest rate was 2.78%.

     In June 2008, we acquired an additional investment interest of 20% in the Woodlake Square property from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership. Our joint venture partners, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Company, own the other 40% interest in the joint venture.
     The Woodlake Square property is in average condition for a property of its type and age. We intend to redevelop the property in order to maximize the return on our investment. The joint venture is in the planning stages of a significant redevelopment which will likely include multi-family residential, office and retail components.
     Randall’s is the largest tenant occupying 56,430 square feet with a lease scheduled to expire in June 2013. Additional tenants are Walgreen’s, Hooters, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center.
     Woodlake Pointe
     On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Company, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture paid cash for the acquisition of the Woodlake Pointe property.
     In May 2008, through the same joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income and Growth Fund III, Ltd. and AmREIT Realty Investment Company, we acquired a 60% interest in a tract of land adjacent to the Woodlake Pointe property. Our joint venture partners own the other 40% interest in the property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P. We used proceeds from the Offering to finance the acquisition.
     In June 2008, we acquired an additional investment interest of 20% in the Woodlake Pointe property from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership. Our joint venture partners, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Company, own the other 40% interest in the joint venture.
     The Woodlake Pointe property is in average condition for a property of its type and age. We intend to redevelop the property in order to maximize our return on investment.  The joint venture is in the planning stages of a redevelopment which will likely include retrofitting the building, which is currently occupied by a single tenant, to accommodate multiple tenants, one of which we are currently in discussion with that is in the health and fitness business.
     Border’s is the single tenant occupying 41,060 square feet with a lease scheduled to expire in January 2010.
     Cambridge Holcombe
     On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. Our joint venture partner owns the other 50% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture paid cash for the acquisition of the Cambridge Holcombe property. We are in the initial stages of planning this property’s development.
     Shadow Creek Ranch
     On February 29, 2008, through a joint venture arrangement with an unaffiliated third party and REITPlus, Inc., an affiliate of our General Partner, we acquired a 10% interest in the Shadow Creek Ranch property, a 593,163 square foot retail shopping center located in Pearland, Texas. Our joint venture partners own the other 90% interest in the venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund the acquisition of the

Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48%.
     The development of Shadow Creek Ranch was completed in the first quarter of 2008. As of December 31, 2008, the property is 72% leased, and we are under letters of intent on another 21,000 square feet. The major tenants of the Shadow Creek Ranch property include HEB Grocery as the largest tenant occupying 150,615 square feet, Academy Sports & Outdoors, Ashley Furniture, and Hobby Lobby. We acquired this property with the expectation that it would provide a stable stream of rental income once it achieved lease-up. We currently have no intention to further develop the Shadow Creek Ranch property.
     Village on the Green
     On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased a 100% interest in the Village on the Green property, a 36,367 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and assumed a 10-year mortgage loan in the amount of $6.2 million that bears an annual interest rate of 5.52% to fund the acquisition of the Village on the Green property.
     As of December 31, 2008, major tenants of the Village on the Green property include Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics, and Rouse Dental Office. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Village on the Green property.
Portfolio Information
     The following table shows our five highest tenant industry concentrations for our property portfolio as of December 31, 2008:

			Percentage of
	Total	Annualized	Total
	Number of	Gross Base	Annualized
Industry	Tenants	Rent	Gross Base Rent
Specialty Retail	32	$3,903,494	33.4%
Dining	32	2,408,991	20.6%
Grocery	5	1,686,426	14.4%
Health & Beauty	23	978,819	8.4%
Banking	9	916,960	7.8%
     The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2008, assuming no exercise of renewal option or termination rights.

			Percentage of
		Rentable	Total Rentable	Year of
		Square	Square Feet for	Lease
Property	Industry	Feet	Property	Expiration
Casa Linda Plaza
Albertson’s	Grocery	59,561	18%	2016
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	27	2013
Woodlake Pointe
Borders	Book Retail	41,060	50	2010
Shadow Creek Ranch
HEB Grocery	Grocery	150,615	24	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Hobby Lobby	Retail	59,166	10	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2009
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

     The following table shows lease expirations for our three consolidated properties as of December 31, 2008, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

				Percentage of
Year of	Total Number	Rentable	Annualized	Total Annualized
Lease Expiration	of Leases	Square Feet	Gross Base Rent	Gross Base Rent
2009	24	59,518	$1,001,317	29%
2010	10	62,451	1,221,356	35
2011	6	10,274	188,502	5
2012	4	12,959	308,870	9
2013	3	60,569	372,665	11
2014	—	—	—	—
2015	1	3,901	70,218	2
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	—	—
Thereafter	1	15,120	332,000	9

	49	224,792	$3,494,928	100%

     As of December 31, 2008, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $1.0 million in cash and cash equivalents to be used for capital expenditures on existing properties or for working capital. As of December 31, 2008, we have not disposed of any property.
ITEM 3. LEGAL PROCEEDINGS
     In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our Partners during the fourth quarter of 2008.
PART II

ITEM 5.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS
Market Information and Holders
     On November 15, 2006, we commenced the Offering. We closed the offering on March 31, 2008 and, as of that date we had raised aggregate gross proceeds of approximately $49.7 million through the sale of 1,991 Units to 856 Limited Partners.
     There is no established trading market for our Units. As of December 31, 2008 none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2008, no Units were eligible for sale under

Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on April 1, 2008.
Distributions
     The following table shows the distributions to our Limited Partners our General Partner has declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2007 and December 31, 2008:

	Total Amount of	Distribution
Period Declared	Distributions Paid	Per Unit
January 2007	$1,878	$156.25
February 2007	14,069	156.25
March 2007	27,946	156.25
April 2007	46,375	156.25
May 2007	79,854	156.25
June 2007	108,679	156.25
July 2007	136,461	156.25
August 2007	153,375	156.25
September 2007	170,430	156.25
October 2007	192,316	156.25
November 2007	210,919	156.25
December 2007	247,119	156.25
January 2008	269,261	156.25
February 2008	289,104	156.25
March 2008	300,823	156.25
April 2008	306,037	156.25
May 2008	311,091	156.25
June 2008	311,091	156.25
July 2008	311,091	156.25
August 2008	311,091	156.25
September 2008	311,091	156.25
October 2008	311,091	156.25
November 2008	311,091	156.25
December 2008	311,091	156.25

Total	$5,043,374

     We have made monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2007 through November 2008. Beginning January 2009, distributions to our Limited Partners will be made at a rate of 3.0% per annum. All of the distributions we have paid through December 31, 2008 constitute a return of capital to our Limited Partners. One of our primary goals is to pay regular (monthly) distributions to our Limited Partners. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•	our operating and interest expenses;

•	the ability of tenants to meet their obligations under the leases associated with our properties;

•	our ability to keep the properties in which we have investments occupied;

•	our ability to maintain or increase rental rates when renewing or replacing current leases;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.
     We qualified as a partnership for federal income tax purposes commencing with our taxable year ended December 31, 2006. For income tax purposes, distributions to our Limited Partners are characterized as ordinary income, capital gains, or as a return of a Limited Partner’s invested capital.
Securities Authorized for Issuance Under Equity Compensation Plans
     We do not have any compensation plans under which we are authorized to issue equity securities.
ITEM 6. FINANCIAL INFORMATION
Management’s Discussion and Analysis or Plan of Operation
     The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Item 1.
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
     We have no employees and are managed by AmREIT Monthly Income & Growth IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a subsidiary of AmREIT, an SEC reporting, non-traded Texas real estate investment trust. Our General Partner has contributed $1,000 to us for its general partner interest, and AmREIT has contributed $800,000 to us in exchange for Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.
     We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangement, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the year ended December 31, 2008. As of December 31, 2008, our properties had an average occupancy of 75%, and the average debt leverage ratio of the properties in which we have an investment was approximately 57%, with 83% of such debt carrying a fixed rate of interest.
     We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units.
     As of December 31, 2008, we directly owned one property comprising 36,000 square feet of gross leasable area and owned joint venture interests in five additional properties comprising 1,206,000 square feet of gross leasable area. As of December 31, 2008, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $1.0 million in cash and cash equivalents that may be used for capital expenditures on existing properties or for working capital. All of our properties are located in highly populated, suburban communities in Texas.

     Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected), or pursuant to an exemption under the Securities Act of 1933 and applicable state securities laws. We do not anticipate that any public market for the Units will develop.
     Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy.  We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas will produce stable earnings and growth opportunities in future years.
     We continually monitor the sales trends and creditworthiness of our tenants. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 10% of our current total portfolio annualized rental income.
Summary of Critical Accounting Policies
     Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible accounts, accounting for real estate acquisitions, and accounting for derivative financial instruments. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.
     Revenue Recognition
     We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete.
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
     Valuation of Real Estate Assets
     We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including accrued rental income, may not be recoverable through operations. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not recorded any impairment losses for the years ended December 31, 2008 and December 31, 2007. When we classify a property as held for sale, we record the property at the lower of its cost or its market value in accordance with GAAP.
     Investment in Real Estate Assets
     Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs as acquisition expenses.
     We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the life of lease for tenant improvements and intangible lease costs.
     Investment in Non-consolidated Entities
     As of December 31, 2008, we have ownership interests in five real estate properties through ownership interests in joint ventures.  Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in three of the five joint ventures.  Accordingly, our joint venture interest in these three properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles.  Certain of the significant accounting policies in this section are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of December 31, 2008.
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
     Real Estate Acquisitions
     We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any.
     We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property.
     Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market lease amortization includes fixed-rate renewal periods. Any premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
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
     The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.
     Derivative Financial Instruments
     We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes.
     SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items.  In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. Valuations are not actual market prices at which an offer would be for unwinding any transactions, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We expect that the impact of our adoption of SFAS No. 160 will be to increase our partners’ capital as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  The statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008.  We are currently evaluating the application of this statement and its effect upon our consolidated financial statements.
Factors Which May Influence Results of Operations
     Rental Income
     The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at levels not less than the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

     Scheduled Lease Expirations
     During 2009, 28.7% of the leased square footage of our consolidated properties are scheduled to expire. Our leasing strategy for 2009 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.
Results of Operations
     We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired an interest in Shadow Creek Ranch on February 29, 2008 through a joint venture, acquired a direct interest in Village on the Green on March 25, 2008 and invested additional funds in two investments on June 6, 2008, Woodlake Square and Woodlake Pointe, to allow for them to be consolidated entities. As of December 31, 2008, our investments included a wholly-owned property comprising of 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising of 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising of 918,000 square feet of gross leasable area.
     Until June 2008, we reported our interest in Woodlake Square and Woodlake Pointe under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we are now consolidating their financial position and the results of operations in the accompanying consolidated financial statements effective January 1, 2008. The ownership interests were acquired at their respective carrying values from AmREIT Realty Investment Company, an affiliated AmREIT entity, which still maintains a 10% interest in both partnerships.
Comparison of the year ended December 31, 2008 to the year ended December 31, 2007
     Revenue. Revenue increased to approximately $5.2 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This increase was due to rental income earned from Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Woodlake Pointe (acquired interest in November 2007 and June 2008) during the year ended December 31, 2008.
     General & Administrative. General and administrative expenses increased approximately $15,000 to approximately $109,000 during the year ended December 31, 2008 compared to approximately $94,000 for the year ended December 31, 2007. This increase was primarily due to additional marketing costs and Directors and Officers insurance costs incurred this year that were not incurred in the prior year.
     General & Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $70,000 to approximately $132,000 during the year ended December 31, 2008 compared to approximately $62,000 for the year ended December 31, 2007. This increase is attributable to an increase in administrative cost reimbursements such as personnel and technology costs which are due to higher activity within the Partnership during the year ended December 31, 2008 as compared to the prior year.
     Asset Management Fees – Related Party. Asset management fees – related party paid to our affiliate increased approximately $224,000 to approximately $428,000 during the year ended December 31, 2008 compared to approximately $204,000 for the year ended December 31, 2007. Asset management fees – related party have increased commensurate with the increase in assets under management as a result of our capital-raising efforts which we completed in March 2008.
     Property Expense. Property expense increased to approximately $1.7 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This increase was due to property expenses incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Woodlake Pointe (acquired interest in November 2007 and June 2008) during the year ended December 31, 2008.

     Property Management Fees – Related Party. Property management fees – related party increased to approximately $186,000 during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This increase was due to property management fees incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Woodlake Pointe (acquired interest in November 2007 and June 2008) during the year ended December 31, 2008.
     Legal and Professional Fees. Legal and professional fees increased approximately $338,000 to approximately $457,000 during the year ended December 31, 2008 compared to approximately $119,000 for the year ended December 31, 2007. The additional costs are due to increased financial reporting requirements during 2008 associated with our filings with the Securities and Exchange Commission, and are due to due diligence costs incurred related to potential acquisitions that ultimately were not consummated.
     Depreciation and Amortization Expense. Depreciation and amortization expense increased to approximately $3.4 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This increase was due to depreciation and amortization charges incurred by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Woodlake Pointe (acquired interest in November 2007 and June 2008) during the year ended December 31, 2008.
     Loss on Derivative. Loss on derivative increased to approximately $415,000 during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. The increase represents the net change during the period from January 1, 2008 through September 30, 2008 in fair value of the interest rate swap. Beginning on October 1, 2008, we designated the interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives subsequent to September 30, 2008 will be recorded as an adjustment to our partners’ capital. We entered into the swap in order to lock the interest at a fixed rate on our $23.8 million variable-rate mortgage loan on Woodlake Square.
     Interest and Other Income. Interest and other income decreased approximately $260,000 to approximately $263,000 during the year ended December 31, 2008 compared to approximately $523,000 for the year ended December 31, 2007. This decrease was primarily due to earning less interest on a lower balance of investable funds as these funds were invested in Woodlake Square, Woodlake Pointe, and Village on the Green. We invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.
     Interest Expense. Interest expense increased to approximately $1.7 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. Interest expense incurred during the year ended December 31, 2008 is related to notes payable on Village on the Green (acquired in March 2008) and also to Woodlake Square (acquired interest in August 2007 and June 2008), which we began consolidating effective January 1, 2008. Woodlake Square is encumbered by a $23.8 million variable-rate note payable. Also included in interest expense is $276,000 related to our interest rate swap.
     Interest Expense – Related Party. Interest expense – related party decreased approximately $77,000 to approximately $24,000 during the year ended December 31, 2008 compared to $101,000 for the year ended December 31, 2007. Interest expense for the year ended December 31, 2007 was incurred due to a note payable – related party that was established during December 2006 and was not repaid until the second quarter of 2007. Interest expense incurred during the year ended December 31, 2008 is related to a note payable by Woodlake Square which was acquired in August 2007.
     Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $328,000 to approximately $795,000 for the year ended December 31, 2008 compared to approximately $1.1 million for the year ended December 31, 2007. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily attributable to our consolidation, effective January 1, 2008, of Woodlake Square as a result of our additional 20% investment during the second quarter of 2008. Woodlake Square’s operations were included in equity in losses from non-consolidated entities during the year ended December 31, 2007. The loss during 2008 is primarily attributable to the loss on the Casa Linda Plaza property due to its redevelopment.

     Minority Interest in Loss of Consolidated Subsidiaries. Minority interest in consolidated subsidiaries was approximately $1.1 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This is related to the 40% minority interest in loss of consolidated subsidiaries, which was due to our consolidation, effective January 1, 2008, of Woodlake Square and Woodlake Pointe as a result of our additional 20% investment in each of these entities during the second quarter of 2008.
     Margin Tax Expense. Margin tax expense increased approximately $34,000 to approximately $38,000 during the year ended December 31, 2008 compared to $4,000 for the year ended December 31, 2007. This increase was due to increased taxable margin generated by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Woodlake Pointe (acquired interest in November 2007 and June 2008) during the year ended December 31, 2008.
Comparison of the year ended December 31, 2007 to the period from October 10, 2006 (inception) through December 31, 2006
     General & Administrative. General and administrative expenses increased to approximately $94,000 during the year ended December 31, 2007 compared to $0 for the period from October 10, 2006 (inception) through December 31, 2006. This increase was primarily due to us not commencing our principal operations until 2007.
     General & Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased to approximately $62,000 during the year ended December 31, 2007 compared to $0 for the period from October 10, 2006 (inception) through December 31, 2006. This increase is attributable to an increase in administrative cost reimbursements such as personnel and technology costs which are due to higher activity within the Partnership during the year ended December 31, 2007 as compared to the prior year.
     Asset Management Fees – Related Party. Asset management fees – related party increased to approximately $204,000 during the year ended December 31, 2007 compared to $0 for the period from October 10, 2006 (inception) through December 31, 2006. Asset management fees have increased commensurate with the increase in assets under management.
     Legal and Professional Fees. Legal and professional fees increased approximately $102,000 to approximately $119,000 during the year ended December 31, 2007 compared to approximately $17,000 for the period from October 10, 2006 (inception) through December 31, 2006. This increase was due to fees associated with audit and tax services related to the full 2007 year versus the shorter 2006 period as well as to legal fees associated with the formation of certain of our non-consolidated entities.
     Interest and Other Income. Interest and other income increased to approximately $523,000 during the year ended December 31, 2007 compared to $0 for the period from October 10, 2006 (inception) through December 31, 2006. This increase was due to earning interest on a higher balance of investable funds during 2007 as we continued our capital-raising efforts. We invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.
     Interest Expense – Related Party. Interest expense – related party increased approximately $75,000 to approximately $101,000 during the year ended December 31, 2007 compared to approximately $26,000 for the period from October 10, 2006 (inception) through December 31, 2006. This increase was primarily due to a note payable – related party that incurred three months of interest during 2007 as compared to a partial month of interest during 2006. In early 2007, this note payable was paid in full.
     Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities was a loss of $1.1 million for the year ended December 31, 2007 compared to a $28,000 loss for the period from October 10, 2006 (inception) through December 31, 2006. This income or loss represents our ownership portion of our joint ventures’ net income or loss for the period.

Liquidity and Capital Resources
     We expect to meet our short-term liquidity requirements through cash on-hand and net cash provided by distributions from joint ventures. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners. As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.
     In June 2008 we began consolidating AmREIT Woodlake Square, LP and AmREIT Westheimer Gessner, LP into our results of operations effective January 1, 2008 as a result of the additional 20% interests that we acquired during the second quarter of 2008.
     At December 31, 2008 and December 31, 2007, our cash and cash equivalents totaled approximately $1.0 million and approximately $19.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the year ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007	2006
Operating activities	$(2,638)	$360	$714
Investing activities	$(16,528)	$(14,547)	$(5,244)
Financing activities	$293	$32,740	$5,326
     Net cash flows used in operating activities increased approximately $3.0 million to approximately $2.6 million for the year ended December 31, 2008 compared to net cash provided by operating activities of approximately $360,000 for the year ended December 31, 2007. This increase in operating cash outflows was primarily attributable to a reduction of $3.4 million in working capital cash flows, which was primarily driven by a decrease in payables of $3.0 million. These outflows were partially offset by an increase during 2008 of approximately $426,000 in our income before the effects of losses from non-consolidated entities, of depreciation and amortization expenses, of losses on derivatives and of minority interest in consolidated subsidiaries. This increase was driven by the acquisition of Village on the Green and the consolidation of Woodlake Square and Westheimer Gessner in 2008.
     Net cash used in investing activities increased approximately $2.0 million to approximately $16.5 million for the year ended December 31, 2008 compared to approximately $14.5 million for the year ended December 31, 2007. This increase in investing outflows was attributable our acquisition of the Village on the Green property, our additional investments in the Woodlake Square and Woodlake Pointe properties, and our investment in the Shadow Creek Ranch property in 2008. These outflows were offset primarily by a decrease in our investment in non-consolidated entities during 2008.
     Net cash provided by financing activities decreased approximately $32.4 million to approximately $293,000 for the year ended December 31, 2008 compared to approximately $32.7 million for the year ended December 31, 2007. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $34.8 million, net of issuance costs, as the offering was closed on March 31, 2008. Additionally, we had an increase in distributions paid to investors of $2.3 million as a result of the additional limited partner units outstanding during the 2008 period. This decrease in financing inflows was partially offset by a decrease in net payments made on notes payable – related party of $4.9 million. During the 2007 period, we repaid a loan to an affiliate that was provided to us in conjunction with our investment in the Casa Linda shopping center in December 2006.
     During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the REIT sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations described below, a significant additional deterioration in the national economy or the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. In such event, we would likely suspend our distributions. In 2010, a portion of our debt matures, and we cannot predict whether the credit markets or equity capital markets will be accessible at that time at a reasonable price.
     Contractual Obligations
     As of December 31, 2008, we had the following contractual debt obligations (see also Note 2 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Secured debt	51	23,881	86	90	96	5,796	30,000
Interest	1,647	1,220	337	333	327	1,049	4,913
Construction commitments	—	—	—	—	—	—	—

Total obligations	$1,698	$25,101	$423	$423	$423	$6,845	$34,913

     Until we acquire properties, we invest all excess cash in short-term investments or overnight funds. This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.
     We believe that inflation has a minimal effect on our income from operations. We expect that increases in store sales volumes due to inflation, as well as increases in the consumer price index, may contribute to capital appreciation of our properties. These factors, however, also may have an adverse impact on the operating margins of the tenants of the properties.
Indemnification of General Partner
     Our Limited Partners, within the limits of their respective capital contributions and to the extent of their allocable portion of Partnership assets, agree to indemnify and hold our General Partner harmless from and against actual and reasonable third-party claims or lawsuits arising out of our activities and operations, except those instances in which our General Partner failed to adhere to its fiduciary obligations to us, or acted with gross negligence or willful or wanton misconduct. Amounts paid to indemnify our General Partner may be recouped to the extent such payments relate to a third-party claim or lawsuit arising out of a breach by our General Partner of its fiduciary obligations to us.
Conflicts of Interest
     Our General Partner is a subsidiary of AmREIT, a Texas real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Business – Conflicts of Interest.”
Off Balance Sheet Arrangements
     We had no off balance sheet arrangements as of December 31, 2008.
ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See the Index to Financial Statements beginning on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2008 and December 31, 2007, or the period from October 10, 2006 (inception) through December 31, 2006.
ITEM 8A(T). CONTROLS AND PROCEDURES
[(1) We need to revisit this from Q3 since we had a significant deficiency that we reported related to the derivative accounting. I don’t think we have to disclose it again and can therefore disclose as you have laid out below, but we need to consider and confirm with John Good. (2) Confirm that SOX does not apply to us until FYE 2009.]
Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our General Partner’s Chief Executive Officer and Chief Financial Officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008.  Based on that evaluation, our General Partner’s CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Controls
     There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
ITEM 8B. OTHER INFORMATION
     None.
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS
     We have no directors or executive officers. We are managed by our General Partner, AmREIT Monthly Income & Growth IV Corporation. Our General Partner does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our Partnership Agreement provides that we will continue until December 31, 2026, unless sooner terminated.
     The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	58	Chairman, President and Chief Executive Officer
Chad C. Braun	36	Vice President, Chief Financial Officer, Treasurer and Secretary
Brett P. Treadwell	39	Vice President – Finance

     H. Kerr Taylor serves as the Chairman, President and CEO of our General Partner and is the sole director of our General Partner. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. For over 23 years he has guided the growth of AmREIT and its predecessors. His primary responsibilities include overseeing strategic initiatives as well as building, coaching and leading AmREIT’s team of professionals. Mr. Taylor has over 30 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He attended Trinity University, graduating with a Bachelor of Arts degree and then attended Southern Methodist University where he received his Masters Degree in Business Administration. Mr. Taylor also attended law school at South Texas College of Law where he received his Doctor of Jurisprudence. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.
     Chad C. Braun serves as the Vice President, CFO, Secretary and Treasurer of the General Partner and as AmREIT’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting, SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 14 years of accounting, financial and real estate experience, and prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young, LLP. He has provided extensive consulting and audit services, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions, to a number of real estate investment trusts and private real estate companies. Mr. Braun graduated from Hardin Simmons University with a Bachelor of Business Administration degree in accounting and finance and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.
     Brett P. Treadwell serves as our General Partner’s Vice President — Finance and he also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 18 years of accounting, financial and SEC reporting experience. Prior to joining AmREIT in August 2004, he served as a senior manager with PricewaterhouseCoopers LLP and was previously with Arthur Andersen LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based on a review of Forms 3 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2008, we know of no reporting person that has failed to file on a timely basis, as disclosed in the above forms, report required by Section 16(a) of the Exchange act during the fiscal year ended December 31, 2008.
Code of Ethics
     We are managed by our General Partner, and we have no officers to whom a code of ethics would apply.
ITEM 10. EXECUTIVE COMPENSATION
     We are managed by our General Partner, and we have no directors, executive officers or employees to whom we pay compensation.
     See “Item 12. Certain Relationships and Related Transactions” below for the fees and expenses we pay to our General Partner and its affiliates.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Securities Authorized for Issuance Under Equity Compensation Plans
     We do not have any compensation plans under which we are authorized to issue equity securities.
Security Ownership of Certain Beneficial Owners and Management
     We know of no person (including a “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is the beneficial owner of more than five percent of our Units.
     We have no officers or directors. Our General Partner owns our sole general partner interest. No person who is an officer of our General Partner as of the date of this filing owns any direct interest in the Partnership. AmREIT, the sole shareholder of our General Partner, has assigned the economic interest in 28.5% of our General Partner to certain of its management team. The address of the officers of our General Partner is 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.
     As of December 31, 2008, there were 1,991 Units issued and outstanding owned by 856 investors.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Compensation Arrangements
     Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $1.6 million in property management and leasing fees to one of our affiliated entities for the fiscal year ended December 31, 2008.

		For the fiscal year
		ended
Type and Recipient	Determination of Amount	December 31, 2008
	Organization and Offering Stage

Dealer Manager Fees — AmREIT Securities Company	Up to 3.25% of the price of Units placed to AmREIT Securities Company, of which up to 0.75% may be reallowed to registered broker-dealers that are members of the Financial Industry Regulatory Authority, Inc. and selected by the Offering’s dealer manager to participate in the Offering.	$557,971

Organization and Offering Expenses — General Partner	Reimbursement of our organization and offering expenses, including legal and accounting fees, printing costs, filing fees and distribution costs. However, this amount is limited to 1.0% of the gross offering proceeds from the Offering.	$41,058

	Operating Stage

Asset Management Fee — General Partner	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$427,554
Acquisition Fees — General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	$264,000

Development and Redevelopment Fees — General Partner	Development and redevelopment fees on properties we acquire an interest in and for which we intend to develop, redevelop or substantially renovate. These fees will be based on the total project costs, including the cost of acquiring the property, and will be paid as project costs are incurred. These fees shall not exceed, for any single property, 6% of the project cost up to $10 million, 5% of the project cost between $10 million and $20 million, and 4% of the project cost in excess of $20 million. We will not pay both acquisition fees and development or redevelopment fees on the same property.	No amounts have been paid

Property Management and Leasing Fees — Affiliates of the General Partner	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	$197,112

Reimbursement of Operating Expenses — General Partner	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	$131,675

Distributions During Operating Stage — General Partner	Our General Partner is entitled to distributions during our operating period. See “Item 11. Description of Registrant’s Securities To Be Registered – Distributions and Allocations –Distributions to Partners.”	$36,909

Real Estate Brokerage Commissions - General Partner (1)	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	No amounts have been paid
	Liquidating Stage

Distributions of Net Cash Flow - General Partner	Our General Partner is entitled to distributions after our operating period. See “Item 11. Description of Registrant’s Securities to be Registered – Distributions and Allocations – Distributions to Partners.”	No amounts have been paid

(1)	The real estate brokerage commissions payable during the liquidation period will also be payable for Actively Managed properties sold during the operation period.

Joint Ventures with Affiliates
     As of December 31, 2008, we had entered into four joint ventures with our affiliates.
     In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd., our affiliate.
     In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP, which owns Woodlake Square, a multi-tenant retail property located in Houston, Texas. In June 2008, we acquired an additional 20% investment interest in AmREIT Woodlake, LP from an affiliated entity at its net book value. Our affiliates, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Corporation, both own a 40% interest in AmREIT Woodlake, LP. We have consolidated AmREIT Woodlake, LP into our results of operations effective January 1, 2008 as a result of the additional 20% interest that we acquired in June 2008.
     In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas. In May 2008, we acquired a 60% interest in an additional tract of land adjacent to Woodlake Pointe property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, LP. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. Our affiliates, AmREIT Monthly Income & Growth Fund III, Ltd. and AmREIT Realty Investment Corporation, both own a 40% interest in AmREIT Westheimer Gessner, LP. We have consolidated AmREIT Westheimer Gessner, LP into our results of operations effective January 1, 2008 as a result of the additional 20% interest that we acquired in June 2008.
     In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas. The remaining 90% is owned by an unaffiliated third party and REITPlus, Inc., an affiliated AmREIT entity.
Directors
     We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.

AmREIT Realty Investment Corporation
     AmREIT Realty Investment Corporation, which we refer to as ARIC, is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.
AmREIT Construction Company
     We have historically engaged AmREIT Construction Company, an affiliate of our General Partner, to provide construction and construction management services for our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services although it will see through to completion all work currently in process. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.
AmREIT Securities Company
     AmREIT Securities Company is a member firm of Financial Industry Regulatory Authority, Inc., or FINRA, and a wholly owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering of Units, AmREIT Securities Company provided certain sales, promotional and marketing services to us in connection with the distribution of the Units. We paid selling commission and marketing reimbursements to AmREIT Securities Company in connection with our offering, a portion of which was reallowed to participating broker-dealers. Chad Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and the sole member of its board of directors. As of October 2008, AmREIT Securities Company is no longer operating as a broker-dealer. As AmREIT Securities Company has not provided capital-raising services to us since the closing of our offering in 2006, we expect that the closing of the broker-dealer operation will have no impact on the Partnership.
ITEM 13. EXHIBITS
INDEX TO EXHIBITS
     It is inappropriate for readers to assume the accuracy of, or rely upon any covenants, representations or warranties that may be contained in agreements or other documents filed as Exhibits to, or incorporated by reference in, this report. Any such covenants, representations or warranties may have been qualified or superseded by disclosures contained in separate schedules or exhibits not filed with or incorporated by reference in this report, may reflect the parties’ negotiated risk allocation in the particular transaction, may be qualified by materiality standards that differ from those applicable for securities law purposes, and may not be true as of the date of this report or any other date and may be subject to waivers by any or all of the parties. Where exhibits and schedules to agreements filed or incorporated by reference as Exhibits hereto are not included in these exhibits, such exhibits and schedules to agreements are not included or incorporated by reference herein.

     The following exhibits are filed as part of or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

3.2.1	Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

10.1	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc. (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008)

31.1	Certification signed by the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) dated December 31, 2008 — filed herewith.

31.2	Certification signed by the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) dated December 31, 2008 — filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Partnership’s General Partner — furnished herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer of the Partnership’s General Partner — furnished herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     KPMG, LLP, independent registered public accounting firm and certified public accountants, served as our independent accountants for the fiscal year ended December 31, 2008. The following is an explanation of the fees billed to us by Accountants for professional services rendered for the fiscal years ended December 31, 2008 and December 31, 2007.
Audit Fees
     The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-QSB, or other services normally provided by KPMG, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and December 31, 2007 totaled $149,000 and $88,000, respectively.
Audit-Related Fees, Tax Fees and All Other Fees
     The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2008 and 2007.
Audit Committee’s Pre-Approval Policies and Procedures
     The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors.
PART IV
ITEM 15. FINANCIAL STATEMENTS AND EXHIBTIS
     (a) List separately all financial statements filed.
     See Index to Financial Statements beginning on page F-1.
     (b) Exhibits
     See “Item 13. Exhibits.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.
By:	AmREIT Monthly Income & Growth IV
Corporation, its General Partner
Date: March 31, 2009

By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

PART IV
AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page
FINANCIAL STATEMENTS:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and for the period from October 10, 2006 (inception) through December 31, 2006	F-4
Consolidated Statements of Partners’ Capital for the years ended December 31, 2008 and 2007, and for the period from October 10, 2006 (inception) through December 31, 2006	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the period from October 10, 2006 (inception) through December 31, 2006	F-6
Notes to Consolidated Financial Statements	F-7
FINANCIAL STATEMENT SCHEDULES:
Schedule III — Consolidated Real Estate Owned and Accumulated Depreciation for the year ended December 31, 2008	S-1
Report of Independent Registered Public Accounting Firm	S-2
Schedule IV — Financial Statements and Notes for AmREIT Casa Linda, LP	S-3
All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm
The Partners of AmREIT Monthly Income & Growth Fund IV, L.P.:
     We have audited the accompanying consolidated balance sheet of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and cash flows for the years ended December 31, 2008 and 2007, and for the period from October 10, 2006 (inception) through December 31, 2006. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Partnership’s internal control over financial reporting. As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and for the period from October 10, 2006 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
KPMG LLP
Houston, Texas
March 31, 2009

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and December 31, 2007
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Real estate investments at cost:
Land	$30,927	$—
Buildings	30,851	—
Tenant improvements	1,286	—

	63,064	—
Less accumulated depreciation and amortization	(1,914)	—

	61,150	—

Investment in non-consolidated entities	11,680	17,100
Acquired lease intangibles, net	2,967	—

Net real estate investments	75,797	17,100

Cash and cash equivalents	1,011	19,349
Escrow deposits	1,659	1,540
Tenant receivables, net	223	—
Accounts receivable	—	113
Accounts receivable — related party	739	—
Deferred costs, net	188	—
Other assets	52	10

TOTAL ASSETS	$79,669	$38,112

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$30,000	$—
Accounts payable	369	104
Accounts payable — related party	302	1,208
Derivative liability	1,257	—
Asset retirement obligations	535	—
Acquired below-market lease intangibles, net	2,004	—
Security deposits	122	—

TOTAL LIABILITIES	34,589	1,312

Minority interest in consolidated subsidiaries	11,291	—

Partners’ capital:
General partner	—	—
Limited partners, 1,991 and 1,796 units outstanding at December 31, 2008 and 2007, respectively	34,631	36,800
Accumulated other comprehensive income (loss)	(842)	—

TOTAL PARTNERS’ CAPITAL	33,789	36,800

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$79,669	$38,112

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007, and for
the period from October 10, 2006 (inception) through December 31, 2006
(in thousands)

	2008	2007	2006
Revenues:
Rental income from operating leases	$5,178	$—	$—

Total revenues	5,178	—	—

Expenses:
General and administrative	109	94	—
General and administrative — related party	132	62	—
Asset management fees — related party	428	204	—
Property expense	1,700	—	—
Property management fees — related party	186	—	—
Legal and professional	457	119	17
Depreciation and amortization	3,351	—	—

Total expenses	6,363	479	17

Operating loss	(1,185)	(479)	(17)

Other income (expense):
Loss on derivative	(415)	—	—
Interest and other income	263	523	—
Interest expense	(1,656)	—	—
Interest expense — related party	(24)	(101)	(26)
Equity in losses from non-consolidated entities	(795)	(1,123)	(28)
Minority interest in loss of consolidated subsidiaries	1,072	—	—
Margin tax expense	(38)	(4)	—

Total other income (expense)	(1,593)	(705)	(54)

Net loss	$(2,778)	$(1,184)	$(71)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2008 and 2007, and for
the period from October 10, 2006 (inception) through December 31, 2006
(in thousands)

			Accumulated other
			comprehensive
	General partner	Limited partners	income (loss)	Total
Balance at October 10, 2006 (inception)	$—	$—	$—	$—

Contributions, net of offering costs	1	389	—	390
Net loss (1)	—	(71)	—	(71)
Distributions	—	—	—	—

Balance at December 31, 2006	$1	$318	$—	$319

Contributions, net of offering costs	—	39,069	—	39,069
Net loss (1)	13	(1,197)	—	(1,184)
Distributions	(14)	(1,390)	—	(1,404)

Balance at December 31, 2007	$—	$36,800	$—	$36,800

Contributions, net of offering costs	—	4,299	—	4,299
Net loss (1)	37	(2,815)	—	(2,778)
Distributions	(37)	(3,653)	—	(3,690)
Loss on derivative	—	—	(842)	(842)

Balance at December 31, 2008	$—	$34,631	$(842)	$33,789

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $65, $25 and $0 for the 2008, 2007 and 2006 periods, respectively. The cumulative curative allocation since inception of the Partnership is $90. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007, and for
the period from October 10, 2006 (inception) through December 31, 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(2,778)	$(1,184)	$(71)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from non-consolidated entities	795	1,123	28
Depreciation and amortization	3,351	—	—
Amortization of above and below market leases, net	(438)	—	—
Amortization of loan acquisition costs	92	—	—
Loss on derivative	415	—	—
Minority interest in loss of consolidated subsidiaries	(1,072)	—	—
Decrease in tenant receivables	30	—	—
Increase in accounts receivable	—	(113)	—
Increase in accounts receivable — related party	(410)	—	—
Increase in deferred costs	(13)	—	—
Decrease (increase) in other assets	8	(10)	—
Increase (decrease) in accounts payable	(805)	100	93
Increase (decrease) in accounts payable — related party	(1,686)	444	664
Decrease in asset retirement obligations	(165)	—	—
Increase in security deposits	38	—	—

Net cash provided by (used in) operating activities	(2,638)	360	714

Cash flows from investing activities:
Improvements to real estate	(316)	—	—
Acquisition of investment properties	(10,452)	—	—
Investment in non-consolidated entities	(5,385)	(13,007)	(5,244)
Earnest money deposit made, net of reimbursements	(375)	(1,540)	—

Net cash used in investing activities	(16,528)	(14,547)	(5,244)

Cash flows from financing activities:
Proceeds from notes payable — related party	—	—	4,926
Payments on notes payable — related party	—	(4,926)	—
Contributions	4,899	44,011	801
Issuance costs	(600)	(4,942)	(401)
Loan acquisition costs	(36)	—	—
Distributions	(3,690)	(1,403)	—
Distributions to minority interests	(280)	—	—

Net cash provided by financing activities	293	32,740	5,326

Net increase (decrease) in cash and cash equivalents	(18,873)	18,553	796
Cash and cash equivalents, beginning of period	19,349	796	—
Cash and cash equivalents, beginning of period for previously non-consolidated entities	535	—	—

Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	19,884	796	—

Cash and cash equivalents, end of period	$1,011	$19,349	$796

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,594	$101	$26
Taxes	$10	$—	$—
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
December 31, 2008, 2007 and 2006
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
     We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we raised the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of December 31, 2008, our investments included a wholly-owned property comprising 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising 918,000 square feet of gross leasable area.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION
     Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 11). Investments in joint ventures and partnerships where we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in FASB Interpretation No. (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.
     We were formed on October 10, 2006. Accordingly, the accompanying statements of operations, cash flows and changes in partners’ capital related to 2006 represent activity for the period from October 10, 2006 (inception) through December 31, 2006. Unless otherwise noted, all references to the “2006 period” or “the period ended December 31, 2006” refer to the short period of operations from October 10, 2006 through December 31, 2006.

     REVENUE RECOGNITION
     We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the 2008, 2007 or 2006 periods. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. No lease termination fees were recognized during the 2008, 2007 or 2006 periods. We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets.
     REAL ESTATE INVESTMENTS
     Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize acquisition costs once the acquisition of the property becomes probable. Prior to that time, we expense these costs. We did not capitalize any interest or taxes on properties under development during the 2008, 2007 or 2006 periods.
     Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
     Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements.
     Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization will be suspended during the held for sale period. At December 31, 2008 and 2007, we had no properties held for sale.
     Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not incurred any impairment losses since our inception.
     INVESTMENTS IN NON-CONSOLIDATED ENTITIES
     As of December 31, 2008, we have ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in three of the five joint ventures. Accordingly, our joint venture interest in these three properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Certain of the significant accounting policies in below are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of December 31, 2008.
     The joint ventures lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases with revenue being recognized on a straight-line basis over the terms of the individual leases. When our joint ventures acquire a property, the term of existing leases is considered to commence as of the acquisition date for the purposes of this calculation.
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
     ENVIRONMENTAL EXPOSURES
     We are subject to numerous environmental laws and regulations as they apply to real estate, including those addressing chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants occupying our properties who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of current known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 12). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.
     RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. We have not recorded an allowance for uncollectible accounts related to our tenant receivables as of December 31, 2008 and 2007.
     Accounts Receivable Related Party — included in accounts receivable related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.
     DERIVATIVE FINANCIAL INSTRUMENTS
     We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes.
     SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the income statement as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models, and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 7 for further discussion.
     DEFERRED COSTS
     Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to loan acquisition costs totaled $121,000 and $0 as of December 31, 2008 and 2007, respectively. Accumulated amortization related to leasing costs totaled $5,000 and $0 as of December 31, 2008 and 2007, respectively.
     INCOME TAXES
     Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
     State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2008 and 2007 totaled $40,000 and $4,000, respectively.

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
     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, accounts payable, accounts payable-related party, derivative financial instrument, and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable-related party, and accounts payable are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2008 and 2007, the carrying value of our total debt obligations was $30 million and $0, respectively, $6.2 million of which represents a fixed-rate obligation in 2008 with an estimated fair value of $6.3 million, based on a discounted cash flow analysis using current market rates of interest. As of December 31, 2008, the estimated fair value of our variable-rate obligation of $23.8 million approximated $23.2 million, based on a discounted cash flow analysis using current market rates of interest. We record our derivative financial instrument at its fair value of $1,257,000 and $0 as of December 31, 2008 and 2007, respectively.
     SFAS No. 157 defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:
•	Level 1 Inputs — Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs — Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.
     SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
     In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

     In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.
     The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$29,512
Derivative Liability	$—	$1,257	$—
     NEW ACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We expect that the impact of our adoption of SFAS No. 160 will be to increase our partners’ capital as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008. We are currently evaluating the application of this statement and its effect upon our consolidated financial statements.
     OFFERING COSTS
     The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of December 31, 2008, we had reimbursed the General Partner for approximately $651,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 3.25%, respectively (see Note 10).
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
     RECLASSIFICATIONS
     Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.
3. OPERATING LEASES
     Our operating leases range from one month to sixty years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2008 is as follows (in thousands):

2009	$2,888
2010	1,572
2011	1,229
2012	938
2013	552
Thereafter	16,025

$23,204
     Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.4 million, $0 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively.

4. INVESTMENTS IN NON-CONSOLIDATED ENTITIES
     Since inception, we have made the following investments in three entities through which we own an interest in three properties:
•	In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of 593,163 square feet. The remaining 90% is owned by an unaffiliated third party and REITPlus, Inc., an affiliated AmREIT entity.

•	In December 2007, we acquired a 50% interest in Cambridge Holcombe, LP which consists of raw land that will be developed into a multi-tenant retail property located in Houston, Texas. The remaining 50% is owned by an unaffiliated third party.

•	In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated AmREIT entity.
     We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2008	2007
Assets
Property, net	$162,642	$51,975
Cash	550	250
Other assets	22,506	9,816

Total Assets	$185,698	$62,041

Liabilities and partners’ capital:
Notes payable	111,162	45,758
Other liabilities	13,199	3,528
Partners capital	61,337	12,755

Total Liabilities and Partners’ Capital	$185,698	$62,041

MIG IV share of net assets	$11,680	$6,602

	Years ended December 31,
Combined Statements of Operations (in thousands)	2008	2007	2006
Revenue
Total Revenue	$10,126	$5,046	$396

Expense
Interest	5,191	2,172	142
Depreciation and amortization	4,033	2,516	221
Other	3,904	2,018	89

Total expense	13,128	6,706	452

Net loss	$(3,002)	$(1,660)	$(56)

MIG IV share of net loss	$(795)	$(830)	$(28)

5. ACQUIRED LEASE INTANGIBLES
     In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $1,800,000, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. We recorded disposals related to in-place leases of $41,000, $0 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $53,000, $0 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $491,000, $0 and $0 during the years ended December 31, 2008, 2007 and 2006, respectively. Such accretion is recorded as an increase to rental income.
     Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Acquired lease intangible assets:
In-place leases	$5,004	$—
In-place leases — accumulated amortization	(2,160)	—
Above-market leases	193	—
Above-market leases — accumulated amortization	(70)	—

Acquired leases intangibles, net	$2,967	$—

Acquired lease intangible liabilities:
Below-market leases	$2,640	$—
Below-market leases — accumulated amortization	(636)	—

Acquired below-market lease intangibles, net	$2,004	$—

     Until June 2008, we reported our interest in Woodlake Square and Woodlake Pointe under the equity method of accounting as we owned a 40% interest in each. As such, our share of 2007 amortization of acquired lease intangibles was included in our income from non-consolidated entities. Accumulated amortization for these two properties as of December 31, 2007 related to in-place leases and above-market leases was $401,000 and $17,000, respectively. Accumulated amortization for these two properties as of December 31, 2007 related to below-market leases was $145,000.
     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

		Rental Income
Year Ending	Amortization Expense	(above and below
December 31,	(in-place lease value)	market leases)
2009	$1,375	$406
2010	484	349
2011	313	323
2012	262	313
2013	135	186

	$2,569	$1,577

6. NOTES PAYABLE
     Our outstanding debt at December 31, 2008 consisted of two loans — a fixed-rate mortgage loan of $6.2 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (2.78% at December 31, 2008), and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.
     Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of December 31, 2008, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 8.27 years.
     As of December 31, 2008, scheduled principal repayments on notes payable were as follows (in thousands):

	Scheduled	Term-Loan	Total
Scheduled Payments by Year	Principal Payments	Maturities	Payments
2009	$51	$—	$51
2010	81	23,800	23,881
2011	86	—	86
2012	90	—	90
2013	96	—	96
Thereafter	353	5,443	5,796

Total	$757	$29,243	$30,000

     We serve as guarantor on debt in the amount of $6.2 million that is the primary obligation of our wholly-owned subsidiary. Additionally, we serve as guarantor on debt in the amount of $68.1 million that is the primary obligation of our joint ventures. Our guarantee is limited to our ownership interest in the joint ventures.
7. DERIVATIVE FINANCIAL INSTRUMENTS
     We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $1,257,000 at December 31, 2008. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the years ended December 31, 2008 and 2007, we paid $231,000 and $0, respectively, related to this swap which is included in interest expense.
     Valuations are not actual market prices for which an offer would be for unwinding any transactions, but rather calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid market basis and do not include bid/offered spread that would be reflected in an actual price quotations, therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. Because these valuations, models and assumptions are subject to change at any time. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
     We have designated our interest rate swap as a hedge for financial reporting purposes, beginning on October 1, 2008. Accordingly, gains or losses resulting from changes in the value of our derivates subsequent to September 30, 2008 will be recorded as an adjustment to our partners’ capital. Prior to October 1, 2008, we had recorded a $415,000 loss on derivative in our consolidated statement of operations which represented the change in value of this derivative during the nine months ended September 30, 2008. We could be exposed to losses in the event of nonperformance by the counter-parties.

8. CONCENTRATIONS
     As of December 31, 2008, each of our three consolidated properties individually comprises greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 82% of our rental income for the year ended December 31, 2008. Houston is Texas’ largest city and the fourth largest city in the United States.
     Following are the base rents generated by our top tenants during the years ended December 31, 2008, 2007 and 2006 (in thousands):

Tenant	2008	2007	2006
Borders	$851	$—	$—
Walgreens	332	—	—
Randall’s	242	—	—
Jos A. Bank	207	—	—
Paesano’s	142	—	—

	$1,774	$—	$—

9. PARTNERS’ CAPITAL AND MINORITY INTEREST
     AmREIT invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. AmREIT’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.
     Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available, and we do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We had no redemptions during the years ended December 31, 2008, 2007 and 2006, respectively.
     Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through November 30, 2008. Beginning on December 31, 2008, we will distribute 3.0% per annum on invested capital during the operating stage of the partnership. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (commencing in November 2013, unless extended) net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:
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

10. RELATED PARTY TRANSACTIONS
     Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2008, 2007 and 2006:

Type of Service	Service Description & Compensation	2008	2007	2006
Dealer Manager Fees	Dealer manager fees (3.25%) received for placement of the limited partnership units.	$557,971	$4,744,162	$—

Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	41,058	198,784	410,888

Total		$599,029	$4,942,946	$410,888
     We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2008, 2007 and 2006:

Type of Service	Service Description & Compensation	2008	2007	2006
Asset Management	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$427,554	$203,621	$458
Acquisition	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	264,000	—	—
Development and Redevelopment	Development and redevelopment fees on properties we acquire an interest in and for which we intend to develop, redevelop or substantially renovate. These fees will be based on the total project costs, including the cost of acquiring the property, and will be paid as project costs are incurred. These fees shall not exceed, for any single property, 6% of the project cost up to $10 million, 5% of the project cost between $10 million and $20 million, and 4% of the project cost in excess of $20 million. We will not pay both acquisition fees and development or redevelopment fees on the same property.	—	—	—
Property Management and Leasing	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	197,112	—	—
Brokerage	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	—	—	—
Reimbursement of Operating Expenses	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	131,675	62,350	—

Total		$1,020,341	$265,971	$458
      In addition to the above fees paid by us, the non-consolidated entities in which we have an investment paid a total of $1.6 million, $246,000 and $8,000 in property management and leasing fees to one of our affiliated entities for the years ended December 31, 2008, 2007 and 2006.

11. REAL ESTATE ACQUISITIONS AND DISPOSITIONS
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

     In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,000 square feet. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership and have therefore, included its financial position and operations in the accompanying consolidated financial statements effective January 1, 2008 for the year ended December 31, 2008.
     On May 30, 2008, we acquired a 60% interest in an additional tract of land adjacent to AmREIT Westheimer Gessner, LP. The results of operations are included in the accompanying consolidated financial statements from the date of acquisition.
     In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP which owns Woodlake Square, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. In June 2008, we acquired an additional investment interest of 20% in AmREIT Woodlake, LP from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership and have therefore, included its financial position and operations in the accompanying consolidated financial statements effective January 1, 2008 for the year ended December 31, 2008.
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

     Following is the condensed combined balance sheet for AmREIT Westheimer Gessner, LP and AmREIT Woodlake, LP as of the date of our additional investment (June 6, 2008):

As of
Combined Balance Sheet	June 6, 2008
(In thousands)
(unaudited)
Assets
Net real estate assets	$56,566
Other assets	1,773

Total Assets	$58,339

Liabilities and Partners’ Capital
Notes payable	$23,800
Other liabilities	4,647
Partners’ capital	29,892

Total Liabilities and Partners’ Capital	$58,339

     Following are our pro forma results of operations for the year ended December 31, 2007, assuming that we owned 60% of AmREIT Westheimer Gessner, LP and AmREIT Woodlake, LP from the date of our initial acquisition of these properties (November 20, 2007 for AmREIT Westheimer Gessner, LP and August 31, 2007 for AmREIT Woodlake, LP):

2007
(In thousands)
(unaudited)
Total revenues	$1,165
Depreciation & amortization	876
Operating loss	(651)
Minority Interest in loss of consolidated subsidiaries	293
Net loss	(1,330)
     See Note 4 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.
12. COMMITMENTS AND CONTINGENCIES
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
     In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2008, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $535,000. Accordingly, we have reduced the asset retirement obligation by $165,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of December 31, 2008, we have a remaining asset retirement obligation related to this matter of $535,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III — Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2008

	Initial Cost		Cost Capitalized	Total Cost
	Building and		Subsequent to	Building and			Accumulated	Date
Property Description	Improvements	Land	Acquisition	Improvements	Land	Total	Depreciation	Acquired	Encumbrances

Woodlake Square	18,919,808	18,948,617	71,788	18,991,596	18,948,617	37,940,213	(1,312,828)	8/31/2007	23,800,000
Woodlake Pointe	7,617,318	8,845,089	13,949	7,631,267	8,845,089	16,476,356	(411,232)	11/21/2007	—
Village on the Green	5,468,698	3,133,574	45,630	5,514,328	3,133,574	8,647,902	(190,286)	3/25/2008	6,200,000

Total	$32,005,824	$30,927,280	$131,367	$32,137,191	$30,927,280	$63,064,471	$(1,914,346)		$30,000,000

Activity within real estate and accumulated depreciation during the two years ended December 31, 2008 are as follows:

		Accumulated
	Cost	Depreciation

Balance at December 31, 2006	$—	$—
Acquisitions / additions (Note A)	50,070,116	—
Disposals	—	—
Depreciation expense (Note A)	—	378,621

Balance at December 31, 2007	$50,070,116	$378,621
Acquisitions / additions (Note A)	13,002,961	—
Disposals	(8,606)	(8,606)
Depreciation expense (Note A)	—	1,544,331

Balance at December 31, 2008	$63,064,471	$1,914,346
Note A — MIG IV acquired 40% investment interests in Woodlake Square and Woodlake Pointe during 2007; thus, the operations of these properties were accounted for using the equity method of accounting. In June 2008, MIG IV acquired an additional investment interest of 20% in the two properties and began consolidating their results of operations, effective January 1, 2008.

Report of Independent Registered Public Accounting Firm
The Partners of AmREIT Casa Linda, L.P.:
     We have audited the accompanying balance sheets of AmREIT Casa Linda, L.P. (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital and cash flows for the years ended December 31, 2008 and 2007, and for the period from December 8, 2006 (inception) through December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. As such, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Casa Linda, L.P. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and for the period from December 8, 2006 (inception) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Houston, Texas
March 31, 2009

SCHEDULE IV — FINANCIAL STATEMENTS AND NOTES FOR AmREIT CASA LINDA, L.P.
AmREIT CASA LINDA, L.P.
BALANCE SHEETS
December 31, 2008 and December 31, 2007
(in thousands)

	December 31,	December 31,
	2008	2007
ASSETS
Real estate investments at cost:
Land	$11,420	$11,420
Buildings	34,546	29,834
Tenant improvements	752	530

	46,718	41,784
Less accumulated depreciation and amortization	(2,849)	(1,510)

	43,869	40,274

Intangible lease cost, net	2,286	3,152

Net real estate investments	46,155	43,426

Cash and cash equivalents	338	250
Tenant receivables	384	519
Deferred costs, net	467	401
Other assets	2,212	5,655

TOTAL ASSETS	$49,556	$50,251

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$37,950	$37,950
Accounts payable and accrued liabilities	1,378	1,558
Accounts payable — related party	177	117
Asset retirement obligations	800	800
Below market leases, net	418	945
Security deposits	127	108

TOTAL LIABILITIES	40,850	41,478

Partners’ capital:
General partner	—	—
Limited partners	8,706	8,773

TOTAL PARTNERS’ CAPITAL	8,706	8,773

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$49,556	$50,251

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2008 and 2007, and for
the period from December 8, 2006 (inception) through December 31, 2006
(in thousands)

	2008	2007	2006
Revenues:
Rental income from operating leases	$4,737	$5,004	$391

Total revenues	4,737	5,004	391

Expenses:
General and administrative	25	54	—
Property expense	1,350	1,670	80
Property management fees — related party	174	163	8
Legal and professional	82	113	1
Depreciation and amortization	2,146	2,497	221

Total expenses	3,777	4,497	310

Operating income	960	507	81

Other income (expense):
Interest and other income	41	42	5
Interest expense	(2,176)	(2,172)	(142)
Margin tax expense	(28)	(36)	—

Total other income (expense)	(2,163)	(2,166)	(137)

Net loss	$(1,203)	$(1,659)	$(56)

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2008 and 2007, and for
the period from December 8, 2006 (inception) through December 31, 2006
(in thousands)

	General partner	Limited partners	Total
Balance at December 8, 2006 (inception)	$—	$—	$—

Contributions	—	10,488	10,488
Net loss (1)	(1)	(55)	(56)
Curative allocation	1	(1)	—

Balance at December 31, 2006	$—	$10,432	$10,432

Net loss (1)	(17)	(1,642)	(1,659)
Curative allocation	17	(17)	—

Balance at December 31, 2007	$—	$8,773	$8,773

Contributions	—	1,136	1,136
Net loss (1)	(12)	(1,191)	(1,203)
Curative allocation	12	(12)	—

Balance at December 31, 2008	$—	$8,706	$8,706

(1)	The allocation of net loss includes a curative allocation to increase the GP capital account by $12, $17 and $1 for the 2008, 2007 and 2006 periods, respectively. The cumulative curative allocation since inception of the Partnership is $30. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.
See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2008 and 2007, and for
the period from December 8, 2006 (inception) through December 31, 2006
(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(1,203)	$(1,659)	$(56)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	25	—	—
Depreciation and amortization	2,146	2,497	175
Amortization of above and below market leases, net	(362)	(480)	(44)
Amortization of loan acquisition costs	61	64	3
Decrease (increase) in tenant receivables	111	(405)	(113)
Increase in deferred costs	(168)	(44)	—
Decrease (increase) in other assets	3,442	(772)	(4,308)
(Decrease) increase in accounts payable and accrued liabilities	(180)	1,483	75
Increase (decrease) in accounts payable — related party	60	(145)	262
Increase (decrease) in security deposits	19	(12)	120

Net cash provided by (used in) operating activities	3,951	527	(3,886)

Cash flows from investing activities:
Improvements to real estate	(4,999)	(277)	—
Acquisition of investment properties	—	—	(6,172)

Net cash used in investing activities	(4,999)	(277)	(6,172)

Cash flows from financing activities:
Contributions	1,136	—	10,488
Loan acquisition costs	—	—	(430)

Net cash provided by financing activities	1,136	—	10,058

Net increase in cash and cash equivalents	88	250	—
Cash and cash equivalents, beginning of period	250	—	—

Cash and cash equivalents, end of period	$338	$250	$—

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$2,114	$1,929	$139
Taxes	$32	$—	$—

Supplemental schedule of non-cash transactions:
In conjunction with our acquisition of the Property in December 2006, we placed $37,950,000 in debt that was funded directly to the buyer. Additionally, we incurred a liability in the amount of $800,000 related to an asset retirement obligation. Included in other assets is $575,000 which was previously placed in an escrow account by the seller and was assigned to us as part of the acquisition.
See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
NOTES TO FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
1. DESCRIPTION OF BUSINESS
     AmREIT Casa Linda, L.P., a Texas limited partnership (the “Partnership”), was formed on December 8, 2006 to acquire Casa Linda, (the “Property”) a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 324,569 square feet. As of December 31, 2008, the property is undergoing a substantial renovation that will allow the property to maintain its historical character and prominence in the community, while updating the property’s features. This renovation is expected to be complete in April 2009 at a cost of $6.1 million. The General Partner of the Partnership is AmREIT Casa Linda GP, Inc. The General Partner maintains its principal place of business in Houston, Texas.
     The limited partners of the Partnership are AmREIT Monthly Income & Growth Fund III, Ltd. (MIG III) and AmREIT Monthly Income & Growth Fund IV, L.P. (MIG IV). We have contracted with AmREIT Realty Investment Corporation (“ARIC”) to provide property management and leasing services. ARIC is a wholly-owned subsidiary of AmREIT, a Texas real estate investment trust, and is an affiliate of MIG III and MIG IV.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     BASIS OF PRESENTATION
     Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. We were formed on December 8, 2006. Accordingly, the accompanying statements of operations, changes in partners’ capital and cash flows related to 2006 represent activity for the period from December 8, 2006 (inception) through December 31, 2006. Unless otherwise noted, all references to the “2006 period” or “the period ended December 31, 2006” refer to the short period of operations from December 8, 2006 through December 31, 2006.
     REVENUE RECOGNITION
     We lease space to tenants under agreements with varying terms. The majority of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the periods ended December 31, 2008, 2007 and 2006, we recognized percentage rents of $35,000, $26,000 and $0, respectively. No lease termination fees were recognized during the 2008, 2007 or 2006 periods. We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets.
     REAL ESTATE INVESTMENTS
     Acquired Properties and Acquired Lease Intangibles — We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include any fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.
     Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 30 years for buildings, up to 6 years for site improvements and over the term of lease for tenant improvements.
     Impairment - We review the property for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not incurred any impairment losses since our inception.
     ENVIRONMENTAL EXPOSURES
     We are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We believe that the tenants who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 8). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping center will not be affected by tenants and occupants, by the condition of nearby properties, or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.
     RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2008 and 2007, our allowance for uncollectible accounts related to our tenant receivables was $25,000 and $0, respectively.
     DEFERRED COSTS
     Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2008 and 2007 totaled $128,000 and $67,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2008 and 2007 totaled $35,000 and $6,000, respectively.
     INCOME TAXES
     Federal - No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.
     State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2008 and 2007 totaled $33,000 and $36,000, respectively.
     USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our financial instruments consist primarily of cash and cash equivalents, tenant receivables, note payable, accounts payable and accrued liabilities, and accounts payable-related party. The carrying value of cash, cash equivalents, tenant receivables, accounts payable and accrued liabilities, and accounts payable-related party are representative of their respective fair values due to the short-term nature of these instruments. As of December 31, 2008 and 2007, the carrying value of our total debt obligations was $38.0 million; all of which represents fixed-rate obligations with an estimated fair value of $38.8 and $38.2 million, respectively, based on a discounted cash flow analysis using current market rates of interest.
     SFAS No. 157 defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:
•	Level 1 Inputs — Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs — Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.
     SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

     In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity.
     The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$38,817
     NEWACCOUNTING STANDARDS
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. This statement is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and there was no material effect on our results of operations, cash flows, or financial condition. Management is currently evaluating the impact SFAS No. 157 will have on our consolidated financial position and results of operations when it is applied to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to measure any existing eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We do not believe the adoption of SFAS No. 160 will have an impact on our consolidated financial statements as we have no minority interests.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008. We do not expect that the application of this statement will have an effect on our consolidated financial statements.
     CASH AND CASH EQUIVALENTS
     For purposes of the statements of cash flows, we consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.
     INTEREST
     Interest is charged to interest expense as it accrues. No interest has been capitalized since inception of the Partnership.

3. OPERATING LEASES
     Our operating leases generally range from one month to twelve years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2008 is as follows (in thousands):

2009	$2,854
2010	2,261
2011	1,605
2012	1,198
2013	935
Thereafter	4,204

$13,057
     Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.1 million, $1.3 million and $0.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.
4. ACQUIRED LEASE INTANGIBLES
     In accordance with SFAS No. 141, we have identified and recorded the value of intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to approximately twelve years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $701,000, $1,077,000 and $81,000 during the 2008, 2007 and 2006 periods, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $165,000, $173,000 and $14,000 during the 2008, 2007 and 2006 periods, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from one month to approximately five years. Accretion of below-market leases was approximately $527,000, $653,000 and $58,000 during the 2008, 2007 and 2006 periods, respectively. Such accretion is recorded as an increase to rental income.
     Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Acquired lease intangible assets:
In-place leases	$2,440	$2,757
In-place leases — accumulated amortization	(1,525)	(1,140)
Above-market leases	1,718	1,718
Above-market leases — accumulated amortization	(347)	(183)

Acquired leases intangibles, net	$2,286	$3,152

Acquired lease intangible liabilities:
Below-market leases	$1,409	$1,647
Below-market leases — accumulated amortization	(991)	(702)

Acquired below-market lease intangibles, net	$418	$945

     The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

		Rental Income
Year Ending	Amortization Expense	(above and below
December 31,	(in-place lease value)	market leases)
2009	$348	$107
2010	177	(59)
2011	73	(110)
2012	45	(134)
2013	41	(137)

	$684	$(333)

5. NOTES PAYABLE
     Our outstanding debt at December 31, 2008 and 2007 consisted entirely of a $38.0 million fixed-rate mortgage loan, which requires monthly interest-only payments and matures in January 2014. Our mortgage loan is secured by certain real estate properties and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. Our mortgage loan is fully guaranteed by our limited partners, MIG III and MIG IV.
     As of December 31, 2008, the interest rate on our fixed-rate debt is 5.5%, and the remaining life is 5 years. As of December 31, 2008, scheduled principal repayments on our note payable were as follows (in thousands):

	Scheduled	Term-Loan	Total
Scheduled Payments by Year	Principal Payments	Maturities	Payments
2009	$—	$—	$—
2010	—	—	—
2011	—	—	—
2012	—	—	—
2013	—	—	—
Thereafter	—	37,950	37,950

Total	$—	$37,950	$37,950

6. CONCENTRATIONS
     As of December 31, 2008, Casa Linda consisted of 65 tenants; none of which comprised more than 9% of our total base rent. Following are the base rents generated by our top tenants during the periods ended December 31, 2008, 2007 and 2006 (in thousands):

Tenant	2008	2007	2006
Albertson’s	$287	$287	$19
24 Hour Fitness	229	229	23
El Fenix Restaurant	181	181	12
Highland Park Cafe	179	131	—
PETCO	178	178	11

	$1,054	$1,006	$65

7. RELATED PARTY TRANSACTIONS
     We have no employees or offices. We rely on our General Partner to manage our business and affairs. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties to us. These services primarily include the supervision of the management, leasing of the Property, and construction management related to the redevelopment of the Property. As a result, we are dependent upon AmREIT and its affiliates. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During the 2008, 2007 and 2006 periods, we incurred property management and leasing fees of $330,000, $207,000 and $8,000, respectively. We have incurred $268,000 in construction management fees since the redevelopment began in April 2008. These fees have been capitalized to building.
8. COMMITMENTS AND CONTINGENCIES
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
     In conjunction with our acquisition of Casa Linda in December 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. We estimate that our obligation related to remediation of this exposure will be approximately $800 thousand. Such amount has been placed in escrow and represents the deductible amount under an environmental insurance policy that we placed on the property upon acquisition. We have recorded an asset retirement obligation for $800 thousand and capitalized those estimated costs to Land in our accompanying balance sheet. We believe that this matter will not have an adverse effect on our financial position or results of operations, and we are aware of no other environmental exposures.