Form 10-Q
period 2009-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2009-05-15
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 000-53203

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5685431
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

8 Greenway Plaza, Suite 1000
Houston, Texas	77046
(Address of Principal Executive Offices)	(Zip Code)

713-850-1400
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$30,922	$30,927
Buildings	30,908	30,851
Tenant improvements	1,280	1,286
	63,110	63,064
Less accumulated depreciation and amortization	(2,291)	(1,914)
	60,819	61,150

Investment in non-consolidated entities	11,949	11,680
Acquired lease intangibles, net	2,585	2,967
Net real estate investments	75,353	75,797

Cash and cash equivalents	1,804	1,011
Escrow deposits	426	1,659
Tenant receivables, net	416	223
Accounts receivable - related party	157	739
Deferred costs, net	174	188
Other assets	68	52
TOTAL ASSETS	$78,398	$79,669

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$30,000	$30,000
Accounts payable and other liabilities	806	369
Accounts payable - related party	168	302
Derivative liability	1,175	1,257
Asset retirement obligations	535	535
Acquired below-market lease intangibles, net	1,887	2,004
Security deposits	114	122
TOTAL LIABILITIES	34,685	34,589

Capital:
MIG IV Partners’ capital:
General partner	—	—
Limited partners, 1,989 and 1,991 units outstanding at March 31, 2009 and December 31, 2008, respectively	33,419	34,631
Accumulated other comprehensive loss	(760)	(842)
TOTAL MIG IV PARTNERS’ CAPITAL	32,659	33,789

Non-controlling interests	11,054	11,291
TOTAL CAPITAL	43,713	45,080

TOTAL LIABILITIES AND CAPITAL	$78,398	$79,669

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008

Revenues:
Rental income from operating leases	$1,314	$14
Total revenues	1,314	14

Expenses:
General and administrative	15	16
General and administrative - related party	68	30
Asset management fees - related party	108	105
Property expense	433	—
Property management fees - related party	52	—
Legal and professional	59	50
Depreciation and amortization	768	12
Total operating expenses	1,503	213

Operating loss	(189)	(199)

Other income (expense):
Interest and other income	8	154
Interest expense	(443)	(6)
Equity in losses from non-consolidated entities	(286)	(705)
Margin tax expense	(7)	(1)
Total other income (expense)	(728)	(558)

Net loss	(917)	(757)

Add: Net loss attributable to non-controlling interests	145	—

Net loss attributable to MIG IV	$(772)	$(757)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2009
(in thousands)
(unaudited)

	MIG IV Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
Balance at December 31, 2008	$—	$34,631	$(842)	$11,291	$45,080

Redemptions	—	(62)	—	—	(62)
Net loss (1)	4	(776)	—	(145)	(917)
Distributions	(4)	(374)	—	—	(378)
Distributions to non-controlling interests	—	—	—	(92)	(92)
Gain on derivative	—	—	82	—	82

Balance at March 31, 2009	$—	$33,419	$(760)	$11,054	$43,713

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $12 for the three months ended March 31, 2009. The cumulative curative allocation since inception of the Partnership is $102. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

3

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(772)	$(757)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	8	—
Loss from non-consolidated entities	286	705
Depreciation and amortization	768	12
Amortization of above and below market leases, net	(108)	(1)
Amortization of loan acquisition costs	24	—
Net loss attributable to non-controlling interests	(145)	—
Increase in escrow deposits	(30)	(390)
Increase in tenant receivables	(120)	—
Decrease in accounts receivable	—	3
Decrease (increase) in accounts receivable - related party	432	(211)
Increase in deferred costs	(12)	—
Increase in other assets	(16)	(40)
Increase in accounts payable and other liabilities	356	105
Decrease in accounts payable - related party	(134)	(613)
Increase (decrease) in security deposits	(8)	48
Net cash provided by (used in) operating activities	529	(1,139)

Cash flows from investing activities:
Improvements to real estate	(62)	—
Acquisition of investment properties	—	(2,954)
Investment in non-consolidated entities	(387)	(4,818)
Reimbursement of earnest money deposits	1,245	—
Net cash provided by (used in) investing activities	796	(7,772)

Cash flows from financing activities:
Contributions	—	4,899
Limited optional redemptions	(62)	—
Issuance costs	—	(531)
Loan acquisition costs	—	(36)
Distributions	(378)	(867)
Distributions to non-controlling interests	(92)	—
Net cash (used in) provided by financing activities	(532)	3,465

Net increase (decrease) in cash and cash equivalents	793	(5,446)
Cash and cash equivalents, beginning of period	1,011	19,349
Cash and cash equivalents, end of period	$1,804	$13,903

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$411	$7

Supplemental schedule of noncash investing and financing activities:

During 2009, accounts receivable - related party of $168,000 from Shadow Creek Ranch was converted to equity, causing an increase in our investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a subsidiary of AmREIT, a non-traded Texas real estate investment trust that files reports with the Securities and Exchange Commission (the “SEC”). The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of March 31, 2009, our investments included a wholly-owned property comprising 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising 918,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act of 1933, as amended, and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 10). Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the three months ended March 31, 2009 and 2008. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. No lease termination fees were recognized during the three months ended March 31, 2009 and 2008. We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and collectability is certain. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Acquired Properties and Acquired Lease Intangibles – We account for real estate acquisitions pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs as incurred in accordance with SFAS No. 141R. Prior to adoption of SFAS No. 141R, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the three months ended March 31, 2009 and 2008, we expensed acquisition costs of $3,000 and $0, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2009 and December 31, 2008, we had no properties held for sale.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not incurred any impairment losses since our inception.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of March 31, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $8,000 and $0, respectively.

Accounts Receivable-Related Party – Included in accounts receivable-related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes.

SFAS No. 133 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 6 for further discussion.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to loan acquisition costs totaled $145,000 and $121,000 as of March 31, 2009 and December 31, 2008, respectively. Accumulated amortization related to leasing costs totaled $7,000 and $5,000 as of March 31, 2009 and December 31, 2008, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded a margin tax provision of approximately $7,000 and $1,000 for the Texas Margin Tax for the three months ended March 31, 2009 and 2008, respectively.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable-related party, accounts payable and other liabilities, accounts payable-related party, derivative financial instrument and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable-related party, accounts payable and other liabilities, and accounts payable-related party are representative of their respective fair values due to the short-term nature of these instruments. As of March 31, 2009 and December 31, 2008, the carrying value of our total debt obligations was $30 million, $6.2 million of which represents a fixed-rate obligation with an estimated fair value of $6.1 million as of March 31, 2009, based on a discounted cash flow analysis using current market rates of interest. As of March 31, 2009, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.0 million, based on a discounted cash flow analysis using current market rates of interest. We recorded our derivative financial instrument at its fair value of $1,175,000 and $1,257,000 as of March 31, 2009 and December 31, 2008, respectively.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:

•	Level 1 Inputs – Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Company has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$29,091
Derivative Liability	$—	$1,175	$—

NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for our fiscal year beginning January 1, 2008, except for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our fiscal year beginning January 1, 2009. We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008 and adopted the provisions of SFAS No. 157 for non-financials assets and liabilities as of January 1, 2009, and there was no material effect on our results of operations, cash flows, or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, which changes the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141R on January 1, 2009. Such adoption did not have an impact on our results of operations, cash flows or financial condition as we did not acquire any properties or entities during the three months ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. Our adoption of SFAS No. 160 caused our partners’ capital to increase as a result of transferring the minority interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS No. 161”). This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows. The statement requires enhanced disclosures about an entity’s derivatives and hedging activities. SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008. We adopted the provisions of SFAS No. 161 on January 1, 2009, and there was no material impact on the results of our operations or financial position.

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of March 31, 2009, we had fully reimbursed the General Partner for approximately $651,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 3.25%, respectively (see Note 10).

CASH AND CASH EQUIVALENTS

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized since inception of the Partnership.

SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the current period consolidated financial statements.

3.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in three entities through which we own an interest in three properties:

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated AmREIT entity.

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which consists of raw land that will be developed into a multi-tenant retail property located in Houston, Texas. The remaining 50% is owned by an unaffiliated third party.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of 593,000 square feet. The remaining 90% is owned by an unaffiliated third party and REITPlus, Inc., an affiliated AmREIT entity.

We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized as of and for the three ended March 31, 2009 and 2008 as follows (in thousands):

	Three months ended March 31,
	2009	2008
Revenue	$3,044	$1,409
Depreciation and amortization	(905)	(565)
Interest expense	(1,437)	(848)
Net loss	(525)	(307)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141R, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $373,000 and $7,000 for the three months ended March 31, 2009 and 2008, respectively. We recorded disposals related to in-place leases of $203,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $9,000 and $0 for the three months ended March 31, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $117,000 and $1,000 for the three months ended March 31, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals related to below-market leases of $35,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	March 31, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,801	$5,004
In-place leases – accumulated amortization	(2,330)	(2,160)
Above-market leases	193	193
Above-market leases – accumulated amortization	(79)	(70)
Acquired leases intangibles, net	$2,585	$2,967

Acquired lease intangible liabilities:
Below-market leases	$2,605	$2,640
Below-market leases – accumulated amortization	(718)	(636)
Acquired below-market lease intangibles, net	$1,887	$2,004

5.	NOTES PAYABLE

Our outstanding debt at March 31, 2009 consisted of two loans – a fixed-rate mortgage loan of $6.2 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.85% at March 31, 2009) and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.

Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of March 31, 2009, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 8 years.

As of March 31, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$51	$—	$51
2010	81	23,800	23,881
2011	86	—	86
2012	90	—	90
2013	96	—	96
Thereafter	353	5,443	5,796
Total	$757	$29,243	$30,000

We serve as the guarantor of debt in the amount of $6.2 million that is the primary obligation of our wholly-owned subsidiary. Additionally, we serve as the guarantor of debt in the amount of $68.1 million that is the primary obligation of our joint ventures.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $1,175,000 at March 31, 2009. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the three months ended March 31, 2009 and 2008, we paid (received) $189,000 and $(10,000), respectively, related to this swap which is included in interest expense.

Valuations are not actual market prices for which an offer would be for unwinding any transactions but rather are calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include bid/offered spread that would be reflected in an actual price quotation; therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. These valuations, models and assumptions are subject to change at any time. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivates will be recorded as an adjustment to our partners’ capital. We could be exposed to losses in the event of nonperformance by the counterparties.

7.	CONCENTRATIONS

As of March 31, 2009 and December 31, 2008, each of our three consolidated properties individually comprises greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 78% and 0% of our rental income for the three months ended March 31, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
Tenant	2009	2008
Borders	$209	$—
Walgreens	83	—
Randall’s	61	—
Jos A. Bank	52	—
Paesano’s	46	3
Alamo Heights Pediatrics	18	1
Theo & Herb Designer Shoes	12	1
	$481	$5

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption – Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with consent of the General Partner after delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We redeemed two Units during the three months ended March 31, 2009 for $62,000 and zero Units during the three months ended March 31, 2008. These redemptions were made pursuant to the hardship provisions as outlined in the Offering Memorandum.

Distributions – During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning on January 1, 2009, we will distribute 3.0% per annum on invested capital during the operating stage of the Partnership. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (commencing in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

•

First – 100% to the limited partners (in proportion to their unreturned actual invested capital) until such time as the limited partners have received cumulative distributions from all sources equal to 100% of their actual invested capital (calculated using the actual purchase price per unit);

•	Second – 100% to the General Partner until it has received cumulative distributions from all sources equal to 100% of its actual invested capital of $1,000;

•

Third – 1% to the General Partner and 99% to the limited partners on a per unit basis until such time as the limited partners have received cumulative distributions from all sources equal to 8.5% per annum, cumulative, uncompounded return on their unreturned deemed capital contributions (which will be equal to (i) the product of $25,000 per unit (regardless of the purchase price paid for a unit) multiplied by the number of units owned by a partner, reduced by (ii) the aggregate amount of any distributions received that constitute a return of capital contributions);

•

Fourth – 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to the Units it purchased) in an amount equal to 40% of the net cash flow paid to date to the limited partners in excess of their actual invested capital; and

•	Thereafter – 60% to the limited partners on a per unit basis and 40% to the General Partner.

Non-controlling Interests – Non-controlling interests represent a 40% ownership interest that two of our affiliates have in two real estate partnerships that we consolidate as a result of our 60% controlling financial interest in such partnerships.

9.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
Type of Service	2009	2008

Securities Commissions, Due Diligence and Marketing Reimbursements	$—	$515
Organizational and Offering Cost Reimbursements	—	15
Asset Management Fees	108	105
Development and Acquisition Fees	—	264
Property Management Fees and Leasing Costs	63	—
Administrative Costs Reimbursements	68	30
	$239	$929

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $130,000 and $52,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2009 and 2008, respectively. See also Note 3 regarding investments in non-consolidated entities.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In March 2008, we acquired Village on the Green, a multi-tenant retail property located in San Antonio, Texas with a gross leasable area of 36,000 square feet. The acquisition was accounted for as a purchase and the results of its operations are included in the accompanying consolidated financial statements from the date of acquisition.

In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 82,120 square feet. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. Until June 2008, we reported our interest in AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% interest in the partnership. With the additional 20% investment, we own a 60% majority interest in this partnership, and we began including its financial position and operations in our consolidated financial statements beginning with our financial statements for the quarter ended June 30, 2008 and effective as of January 1, 2008.

On May 30, 2008, we acquired a 60% interest in an additional tract of land adjacent to AmREIT Westheimer Gessner, LP. The results of operations are included in the accompanying consolidated financial statements from the date of acquisition.

In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP which owns Woodlake Square, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of 206,000 square feet. In June 2008, we acquired an additional investment interest of 20% in AmREIT Woodlake, LP from an affiliated entity at its net book value. Until June 2008, we reported our interest in AmREIT Woodlake, LP under the equity method of accounting as we owned a 40% interest in the partnership. With the additional 20% investment, we own a 60% majority interest in this partnership, and we began including its financial position and operations in our consolidated financial statements beginning with our financial statements for the quarter ended June 30, 2008 and effective as of January 1, 2008.

Included in our results of operations before considering non-controlling interest for the three months ended March 31, 2009 and 2008 are the following condensed combined results for AmREIT Westheimer Gessner, LP and AmREIT Woodlake, LP (in thousands):

	Three months ended March 31,
Combined Statements of Operations	2009	2008

Total revenues	$1,030	$1,095
Depreciation and amortization	628	773
Operating income (loss)	2	(83)
Interest expense	357	347
Net income (loss)	(362)	(1,399)

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

11.	COMMITMENTS AND CONTINGENCIES

Litigation – In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Environmental matters – In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2008, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $535,000. Accordingly, we have reduced the asset retirement obligation by $165,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of March 31, 2009, we have a remaining asset retirement obligation related to this matter of $535,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Our disclosure and analysis in this Quarterly Report on Form 10-Q (this “Quarterly Report”) contain forward-looking statements based on our current expectations or forecasts of future events. Words such as “believe,” “anticipate,” “expect,” and “intend” and similar expressions may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons. You should not unduly rely on these forward-looking statements which speak only as of the date of this Quarterly Report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as may be required by law. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (the “SEC”) after the date of this Quarterly Report.

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

We have no employees and are managed by AmREIT Monthly & Income IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, a non-traded Texas real estate investment trust that files reports with the SEC. We qualify as a partnership for federal income tax purposes.

As of March 31, 2009, our investments included a wholly-owned property comprising of 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising of 288,000 square feet of gross leasable area and three properties in which we own investment interests comprising of 918,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2009 and 2008. As of March 31, 2009, our properties had an average occupancy rate of 72%, and the average debt leverage ratio of the properties in which we have an investment was approximately 57%, with 83% of such debt carrying a fixed-rate of interest.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statement information contained herein requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Financial Information – Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that, as of March 31, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of March 31, 2009, our investments included a wholly-owned property comprised of 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of 288,000 square feet of gross leasable area and three properties in which we owned investment interests comprised of 918,000 square feet of gross leasable area.

Our direct property acquisition was accounted for as a purchase and the results of its operations are included in our consolidated financial statements from the date of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them. Until June 2008, we reported our interest in AmREIT Woodlake, LP and AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we are now consolidating their financial position and the results of operations in the accompanying consolidated financial statements. See Note 3 to the financial statements included in this Quarterly Report for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2008

Revenue. Revenue increased approximately $1.3 million to approximately $1.3 million during the three months ended March 31, 2009 compared to $14,000 for the three months ended March 31, 2008. This increase was due to rental income earned from Village on the Green (acquired March 25, 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended March 31, 2009.

General & Administrative. General and administrative expenses stayed relatively constant at approximately $15,000 for the three-month periods ended March 31, 2009 and March 31, 2008.

General & Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $38,000 to approximately $68,000 during the three months ended March 31, 2009 compared to approximately $30,000 for the three months ended March 31, 2008. This increase was due to an increase in the allocation of compensation costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Asset Management Fees – Related Party. Asset management fees – related party paid to our affiliate increased approximately $3,000 to approximately $108,000 during the three months ended March 31, 2009 compared to approximately $105,000 for the three months ended March 31, 2008. Asset management fees – related party increased slightly due to the increase in assets under management as a result of our capital-raising efforts which we completed in the first quarter of 2008.

Property Expense. Property expense increased to approximately $433,000 during the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008. This increase was due to property expenses incurred by Village on the Green (acquired March 25, 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended March 31, 2009.

Property Management Fees – Related Party. Property management fees – related party increased to approximately $52,000 during the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008. This increase was due to property management fees incurred by Village on the Green (acquired March 25, 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended March 31, 2009.

Legal and Professional Fees. Legal and professional fees increased approximately $9,000 to approximately $59,000 during the three months ended March 31, 2009 compared to approximately $50,000 for the three months ended March 31, 2008. The additional costs were primarily attributable to audit fees associated with our filings with the SEC.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $756,000 to approximately $768,000 during the three months ended March 31, 2009 compared to $12,000 for the three months ended March 31, 2008. This increase was due to depreciation and amortization charges incurred by Village on the Green (acquired March 25, 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended March 31, 2009.

Interest and Other Income. Interest and other income decreased approximately $146,000 to approximately $8,000 during the three months ended March 31, 2009 compared to approximately $154,000 for the three months ended March 31, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were invested in Woodlake Square, Westheimer Gessner, and Village on the Green. We invest our excess cash in short-term investments or overnight funds until properties suitable for acquisition can be identified and acquired.

Interest Expense. Interest expense increased approximately $437,000 to approximately $443,000 during the three months ended March 31, 2009 compared to $6,000 for the three months ended March 31, 2008. Interest expense incurred during the three months ended March 31, 2009 is related to notes payable on Village on the Green (acquired in March 25, 2008) and also to Woodlake Square (acquired interest in August 2007 and June 2008), which we began consolidating during the second quarter of 2008 as a result of our additional 20% investment in the property in June 2008. Woodlake Square is encumbered by a $23.8 million variable-rate note payable. Also included in interest expense is an expense of $218,000 related to our interest rate swap for the three months ended March 31, 2009.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $419,000 to approximately $286,000 for the three months ended March 31, 2009 compared to approximately $705,000 for the three months ended March 31, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is primarily attributable to Woodlake Square, which incurred a loss in the 2008 period, our portion of which we recorded under the equity method of accounting during the three months ended March 31, 2008. We began consolidating Woodlake Square during the second quarter of 2008 as a result of our additional 20% investment in the property in June 2008.

Margin Tax Expense. Margin tax expense increased approximately $6,000 to approximately $7,000 during the three months ended March 31, 2009 compared to $1,000 for the three months ended March 31, 2008. This increase was due to increased taxable margin generated by Village on the Green (acquired March 2008), Woodlake Square (acquired interest in August 2007 and June 2008) and Westheimer Gessner (acquired interest in November 2007 and June 2008) during the three months ended March 31, 2009.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests was approximately $145,000 during the three months ended March 31, 2009 compared to $0 for the three months ended March 31, 2008. This was due to our consolidation of Woodlake Square and Westheimer Gessner as a result of our additional 20% investment in each of these entities during the second quarter of 2008.

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

As of March 31, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $1.8 million and approximately $1.0 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Operating activities	$529	$(1,139)
Investing activities	796	(7,772)
Financing activities	(532)	3,465

Net cash flows provided by operating activities increased approximately $1.6 million to approximately $529,000 for the three months ended March 31, 2009 compared to net cash flows used in operating activities of approximately $1.1 million for the three months ended March 31, 2008. This increase in operating cash inflows was primarily attributable to an increase of $1.6 million in working capital cash flows which was primarily driven by a net increase in payables of $730,000 coupled with a net decrease in receivables and in escrow deposits of $520,000 and $360,000, respectively.

Net cash flows provided by investing activities increased approximately $8.6 million to approximately $796,000 for the three months ended March 31, 2009 compared to net cash flows used in investing activities of approximately $7.8 million for the three months ended March 31, 2008. This increase in investing inflows was primarily due to a decrease in the acquisition of investment properties: we invested $387,000 in the Casa Linda Plaza property during the three months ended March 31, 2009 compared to investing $3.0 million in Village on the Green and $4.8 million in Shadow Creek Ranch during the 2008 period. In addition to the reduction of investing outflows, we received a net reimbursement of $1.2 million in earnest money deposits during the three months ended March 31, 2009.

Net cash flows used in financing activities increased approximately $4.0 million to approximately $532,000 for the three months ended March 31, 2009 compared to net cash flows provided by financing activities of approximately $3.5 million for the three months ended March 31, 2008. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $4.4 million, net of issuance costs, as the offering was closed on March 31, 2008. Additionally, we had redemptions of $62,000 and made distributions of $92,000 to non-controlling interests during the three months ended March 31, 2009. These outflows were partially offset by a decrease in distributions paid to investors of $489,000, which resulted from the reduction in the distribution rate from 7.5% to 3.0% per annum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2009, we redeemed two Units. The following chart summarizes the redemption of the two Units.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2009	—	$—	—	—
February 1-28, 2009	2	$30,939	—	—
March 1-31, 2009	—	$—	—	—
Total	2	$30,939

(1) Our Agreement of Limited Partnership contemplates that, at any time after November 15, 2009 and prior to November 15, 2013, any limited partner who has held Units for at least three years shall have the right to request that we redeem all of such Units. Despite this temporal restriction, we redeemed two Units pursuant to the hardship provisions as outlined in the Offering Memorandum.

ITEM 6.	EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: May 15, 2009
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

Exhibit 31.1	Certification signed by the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification signed by the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Executive Officer of the Partnership’s General Partner (furnished herewith).

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by the Chief Financial Officer of the Partnership’s General Partner (furnished herewith).