Form 10-Q
period 2009-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2009-08-14
CIK 1382787

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$30,922	$30,927
Buildings	30,960	30,851
Tenant improvements	1,277	1,286
	63,159	63,064
Less accumulated depreciation and amortization	(2,676)	(1,914)
	60,483	61,150

Investment in non-consolidated entities	11,952	11,680
Acquired lease intangibles, net	2,215	2,967
Net real estate investments	74,650	75,797

Cash and cash equivalents	962	1,011
Escrow deposits	494	1,659
Tenant receivables, net	459	223
Accounts receivable - related party	110	739
Deferred costs, net	168	188
Other assets	115	52
TOTAL ASSETS	$76,958	$79,669

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$29,987	$30,000
Accounts payable and other liabilities	1,059	369
Accounts payable - related party	153	302
Derivative liability	1,009	1,257
Asset retirement obligations	530	535
Acquired below-market lease intangibles, net	1,772	2,004
Security deposits	112	122
TOTAL LIABILITIES	34,622	34,589

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 and 1,991 units outstanding at June 30, 2009 and December 31, 2008, respectively	32,103	34,631
Accumulated other comprehensive loss	(594)	(842)
TOTAL PARTNERS’ CAPITAL	31,509	33,789

Non-controlling interests	10,827	11,291
TOTAL CAPITAL	42,336	45,080

TOTAL LIABILITIES AND CAPITAL	$76,958	$79,669

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$1,223	$1,458	$2,537	$2,554
Total revenues	1,223	1,458	2,537	2,554

Expenses:
General and administrative	36	31	51	48
General and administrative - related party	126	27	194	57
Asset management fees - related party	107	107	215	212
Property expense	404	503	837	861
Property management fees - related party	44	49	96	94
Legal and professional	77	72	136	123
Depreciation and amortization	754	894	1,522	1,679
Total operating expenses	1,548	1,683	3,051	3,074

Operating loss	(325)	(225)	(514)	(520)

Other income (expense):
Interest income - related party	2	—	2	—
Gain (loss) on derivative	—	585	—	(376)
Interest and other income	3	59	11	227
Interest expense	(439)	(435)	(882)	(781)
Interest expense - related party	—	(7)	—	(14)
Equity in losses from non-consolidated entities	(347)	(353)	(633)	(498)
Margin tax expense	(1)	(11)	(8)	(20)
Total other income (expense)	(782)	(162)	(1,510)	(1,462)

Net loss	(1,107)	(387)	(2,024)	(1,982)

Net loss (income) attributable to non-controlling interests	167	(95)	312	745

Net loss attributable to controlling interests	$(940)	$(482)	$(1,712)	$(1,237)

Weighted average units outstanding	1,988	1,991	1,989	1,893
Net loss per unit	$(472.76)	$(242.09)	$(860.79)	$(653.45)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2009
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total
Balance at December 31, 2008	$—	$34,631	$(842)	$11,291	$45,080

Redemptions	—	(62)	—	—	(62)
Net loss (1)	7	(1,719)	—	(312)	(2,024)
Distributions	(7)	(747)	—	—	(754)
Distributions to non-controlling interests	—	—	—	(152)	(152)
Gain on derivative	—	—	248	—	248

Balance at June 30, 2009	$—	$32,103	$(594)	$10,827	$42,336

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $24 for the six months ended June 30, 2009. The cumulative curative allocation since inception of the Partnership is $114. The partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,024)	$(1,982)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	22	—
Loss from non-consolidated entities	633	498
Depreciation and amortization	1,522	1,679
Amortization of above and below market leases, net	(215)	(210)
Amortization of loan acquisition costs	47	46
Loss on derivative	—	376
(Increase) decrease in escrow deposits	(80)	865
Increase in tenant receivables	(177)	(120)
Decrease (increase) in accounts receivable - related party	461	(14)
Increase in deferred costs	(32)	(3)
Increase in other assets	(63)	(55)
Increase (decrease) in accounts payable and other liabilities	609	(332)
Decrease in accounts payable - related party	(149)	(1,912)
Decrease in asset retirement obligations	(5)	—
Decrease in security deposits	(10)	(10)
Net cash provided by (used in) operating activities	539	(1,174)

Cash flows from investing activities:
Improvements to real estate	(115)	(242)
Acquisition of investment properties	—	(10,882)
Increase in notes receivable - related party	(438)	—
Payments received on notes receivable - related party	178	—
Investment in non-consolidated entities	(477)	(4,818)
Reimbursement of earnest money deposits	1,245	—
Net cash provided by (used in) investing activities	393	(15,942)

Cash flows from financing activities:
Payments on notes payable	(13)	—
Proceeds from notes payable - related party	—	544
Contributions	—	4,899
Limited optional redemptions	(62)	—
Issuance costs	—	(600)
Distributions	(754)	(1,805)
Distributions to non-controlling interests	(152)	—
Net cash (used in) provided by financing activities	(981)	3,038

Net decrease in cash and cash equivalents	(49)	(14,078)
Cash and cash equivalents, beginning of period	1,011	19,349
Cash and cash equivalents, beginning of period for previously non-consolidated entities	—	535
Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	1,011	19,884
Cash and cash equivalents, end of period	$962	$5,806

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$830	$809
Taxes	$27	$10

Supplemental schedule of noncash investing and financing activities:

During 2009, accounts receivable - related party of $168,000 from Shadow Creek Ranch was converted to equity, causing an increase in our investment in non-consolidated entities.

During 2009, notes receivable - related party of $260,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a subsidiary of AmREIT, a non-traded Maryland real estate investment trust that files reports with the Securities and Exchange Commission (the “SEC”). The General Partner maintains its principal place of business in Houston, Texas.

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of June 30, 2009, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising approximately 288,000 square feet of gross leasable area and three properties in which we own a non-controlling interest through joint ventures comprising approximately 918,000 square feet of gross leasable area.

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

During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we have suspended all distributions in an effort to conserve cash and to protect investors’ principal. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to ensure that we have the ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 10). Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). Following consideration under FIN 46(R), if required, we also evaluate applicable partially-owned entities under Emerging Issues Task Force (“EITF”) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, for consolidation considerations. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the six months ended June 30, 2009 and 2008. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the six months ended June 30, 2009 and 2008, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with SFAS No. 141R. Prior to the adoption of SFAS No. 141R, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the six months ended June 30, 2009 and 2008, we expensed acquisition costs of $7,000 and $0, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2009 and December 31, 2008, we had no properties held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of June 30, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $22,000 and $0, respectively.

Accounts Receivable - Related Party – Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs totaled $168,000 and $121,000 as of June 30, 2009 and December 31, 2008, respectively. Accumulated amortization related to leasing costs totaled $10,000 and $5,000 as of June 30, 2009 and December 31, 2008, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that SFAS No. 109, Accounting for Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $8,000 and $20,000 for the Texas Margin Tax for the six months ended June 30, 2009 and 2008, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our consolidated financial instruments consist primarily of cash and cash equivalents, tenant receivables, accounts receivable - related party, accounts payable and other liabilities, accounts payable - related party, a derivative financial instrument and notes payable. The carrying value of cash and cash equivalents, tenant receivables, accounts receivable - related party, accounts payable and other liabilities, and accounts payable - related party are representative of their respective fair values due to the short-term nature of these instruments. As of June 30, 2009 and December 31, 2008, the carrying value of debt obligations associated with our consolidated entities was approximately $30 million, $6.2 million of which represents a fixed-rate obligation with an estimated fair value of $5.8 million and $6.3 million, respectively, based on a discounted cash flow analysis using current market rates of interest. As of June 30, 2009 and December 31, 2008, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.2 million, based on a discounted cash flow analysis using current market rates of interest. We record our derivative financial instrument at its fair value which was estimated to be a liability of $1,009,000 and $1,257,000 as of June 30, 2009 and December 31, 2008, respectively.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) defines a hierarchy of inputs to valuation techniques based upon whether those inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The following summarizes the fair value hierarchy defined within SFAS 157:

•	Level 1 Inputs – Quoted market prices (unadjusted) for identical assets and liabilities in an active market that the Partnership has the ability to access at the measurement date.

•	Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

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

In determining the fair value of our derivative instruments, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

In determining the value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. As the spread is neither a quoted market price nor an observable input, we feel it is properly classified as a level 3 input.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$—	$28,964
Derivative Liability	$—	$1,009	$—

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141R, which changes the accounting for business combinations. Under SFAS No. 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of SFAS No. 141R on January 1, 2009. Such adoption did not have an impact on our results of operations, cash flows or financial condition as we did not acquire any operating properties or entities during the six months ended June 30, 2009.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through August 14, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009 and is not expected to have a significant impact on our consolidated financial statements.

OFFERING COSTS

The General Partner funded all of the organization and offering costs on the Partnership’s behalf. As of June 30, 2009, we had fully reimbursed the General Partner for approximately $651,000 of organization and offering costs. The offering costs, which include items such as legal and accounting fees, marketing, and promotional printing costs, are treated as a reduction of partners’ capital along with sales commissions and dealer manager fees of 7.75% and 3.25%, respectively (see Note 9).

CASH AND CASH EQUIVALENTS

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized on our wholly owned property since inception of the Partnership.

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

Since inception, we have made the following investments in three entities through which we own an interest in three properties:

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated AmREIT entity.

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 593,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and REITPlus, Inc. (10%), an affiliated AmREIT entity.

We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2009 and 2008 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$2,771	$2,112	$5,815	$3,521
Depreciation and amortization	(1,922)	(1,034)	(2,827)	(1,599)
Interest expense	(1,456)	(1,439)	(2,893)	(2,287)
Net loss	(1,796)	(1,394)	(2,321)	(1,701)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with SFAS No. 141 (SFAS No. 141R will be applied to operating properties acquired subsequent to its adoption), we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $735,000 and $924,000 for the six months ended June 30, 2009 and 2008, respectively. We recorded disposals related to in-place leases of $224,000 and $0 for the six months ended June 30, 2009 and 2008, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $17,000 and $27,000 for the six months ended June 30, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $232,000 and $239,000 for the six months ended June 30, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals related to below-market leases of $35,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	June 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,780	$5,004
In-place leases – accumulated amortization	(2,671)	(2,160)
Above-market leases	193	193
Above-market leases – accumulated amortization	(87)	(70)
Acquired lease intangibles, net	$2,215	$2,967

Acquired lease intangible liabilities:
Below-market leases	$2,605	$2,640
Below-market leases – accumulated amortization	(833)	(636)
Acquired below-market lease intangibles, net	$1,772	$2,004

5.	NOTES PAYABLE

Our outstanding debt at June 30, 2009 consisted of two loans – a fixed-rate mortgage loan of $6.2 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.67% at June 30, 2009) and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.

Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of June 30, 2009, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 7.8 years.

As of June 30, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$38	$—	$38
2010	81	23,800	23,881
2011	86	—	86
2012	90	—	90
2013	96	—	96
Thereafter	353	5,443	5,796
Total	$744	$29,243	$29,987

We serve as the guarantor of debt in the amount of $6.2 million that is the primary obligation of our wholly-owned subsidiary. Additionally, we serve as the guarantor of debt in the amount of $68.3 million that is the primary obligation of our joint ventures.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $1,009,000 at June 30, 2009. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the six months ended June 30, 2009 and 2008, we paid $411,000 and $65,000, respectively, related to this swap which is included in interest expense.

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

As of June 30, 2009 and December 31, 2008, each of our three consolidated properties individually comprises greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 78% and 89% of our rental income for the six months ended June 30, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
Tenant	2009	2008
Borders (1)	$417	$417
Walgreens	166	166
Randall’s	121	121
Jos A. Bank	103	103
Paesano’s	95	49
	$902	$856

(1) The Borders lease expires in January 2010 and we do not expect Borders to renew their lease.

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption– Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended, and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the six months ended June 30, 2009, we received four redemption requests, two of which were denied in the aggregate amount of $69,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. We received no redemption requests during the six months ended June 30, 2008. All redemption requests that have been granted represent a return of capital. As of June 30, 2009, we have suspended the optional redemption due to macro economic conditions and the need to preserve cash.

Distributions – During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning in January 2009, we paid a distribution of 3.0% per annum on invested capital. Beginning July 1, 2009 we will cease payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2009	2008	2009	2008
Securities commissions, due diligence and marketing reimbursements	$—	$43	$—	$558
Organizational and offering cost reimbursements	—	26	—	41
Asset management fees	107	107	215	212
Development and acquisition fees	—	—	—	264
Property management fees and leasing costs	64	51	127	99
Administrative costs reimbursements	126	27	194	57
	$297	$254	$536	$1,231

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $306,000 and $125,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2009 and 2008, respectively. See also Note 3 regarding investments in non-consolidated entities.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In March 2008, we acquired Village on the Green, a multi-tenant retail property located in San Antonio, Texas with a gross leasable area of approximately 36,000 square feet. The acquisition was accounted for as a purchase and the results of its operations are included in the accompanying consolidated financial statements from the date of acquisition.

In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 82,000 square feet. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. Until June 2008, we reported our interest in AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% interest in the partnership. With the additional 20% investment, we own a 60% controlling interest in this partnership, and we began including its financial position and operations in our consolidated financial statements beginning with our financial statements for the quarter ended June 30, 2008 and effective as of January 1, 2008. On May 30, 2008, AmREIT Westheimer Gessner, LP acquired an additional tract of land adjacent to Woodlake Pointe. The results of operations are included in the accompanying consolidated financial statements from the date of acquisition.

In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP which owns Woodlake Square, a multi-tenant retail property located in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. In June 2008, we acquired an additional investment interest of 20% in AmREIT Woodlake, LP from an affiliated entity at its net book value. Until June 2008, we reported our interest in AmREIT Woodlake, LP under the equity method of accounting as we owned a 40% interest in the partnership. With the additional 20% investment, we own a 60% controlling interest in this partnership, and we began including its financial position and operations in our consolidated financial statements beginning with our financial statements for the quarter ended June 30, 2008 and effective as of January 1, 2008.

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

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2009, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $530,000. Accordingly, we have reduced the asset retirement obligation by $170,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of June 30, 2009, we have a remaining asset retirement obligation related to this matter of $530,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, a non-traded Maryland real estate investment trust that files reports with the Securities and Exchange Commission (“SEC”). We qualify as a partnership for federal income tax purposes.

As of June 30, 2009, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we own investment interests through joint ventures comprised of approximately 918,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2009 and 2008. As of June 30, 2009, our properties had an average occupancy rate of approximately 73%, and the average debt leverage ratio of the properties in which we own an interest was approximately 57%, with 83% of such debt carrying a fixed-rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Financial Information – Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that, as of June 30, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of June 30, 2009, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we owned investment interests through joint ventures comprised of approximately 918,000 square feet of gross leasable area.

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

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Revenue. Revenue decreased approximately $235,000 to approximately $1.2 million during the three months ended June 30, 2009 compared to approximately $1.5 million for the three months ended June 30, 2008. The decrease is primarily due to decreased revenue from Woodlake Square due to tenant move outs related to lease expirations and reduced recoverable property expenses. As we are in the early stages of redeveloping this property, we have not aggressively pursued lease renewals related to lease expirations.

General & Administrative. General and administrative expenses increased approximately $5,000 to approximately $36,000 during the three months ended June 30, 2009 compared to approximately $31,000 for the three months ended June 30, 2008. This increase was due to an increase in printing expenses associated with our first quarter SEC filing in April 2009. We were not required to file a report with the SEC for the first quarter of 2008.

General & Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $99,000 to approximately $126,000 during the three months ended June 30, 2009 compared to approximately $27,000 for the three months ended June 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property expense decreased approximately $99,000 to approximately $404,000 during the three months ended June 30, 2009 compared to $503,000 for the three months ended June 30, 2008. This decrease was primarily due to a decrease in property taxes and security expenses on Woodlake Square.

Legal and Professional Fees. Legal and professional fees increased approximately $5,000 to approximately $77,000 during the three months ended June 30, 2009 compared to approximately $72,000 for the three months ended June 30, 2008. The additional costs were primarily attributable to increased tax return preparation fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $140,000 to approximately $754,000 during the three months ended June 30, 2009 compared to $894,000 for the three months ended June 30, 2008. This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year.

Gain on Derivative. Gain on derivative of approximately $585,000 during the three months ended June 30, 2008 represents the net change in fair value of our interest rate swap on the variable-rate loan secured by Woodlake Square. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Interest and Other Income. Interest and other income decreased approximately $56,000 to approximately $3,000 during the three months ended June 30, 2009 compared to approximately $59,000 for the three months ended June 30, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were invested in Shadow Creek Ranch, Woodlake Square, Westheimer Gessner and Village on the Green. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

Interest Expense – Related Party. Interest expense – related party recorded during the three months ended June 30, 2008 was related to a note payable that Woodlake Square had with an affiliated AmREIT entity. The note was paid in full during 2008 and we had no related party notes payable outstanding during the second quarter of 2009.

Margin Tax Expense. Margin tax expense decreased approximately $10,000 to approximately $1,000 during the three months ended June 30, 2009 compared to $11,000 for the three months ended June 30, 2008. This decrease was due to a refund of the prior year’s margin taxes that was received during the three months ended June 30, 2009.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $262,000 to approximately $167,000 during the three months ended June 30, 2009 compared to net income attributable to non-controlling interests of approximately $95,000 for the three months ended June 30, 2008. This was primarily due to allocating the non-controlling interests their share of the $585,000 gain on derivative that was recognized during the three months ended June 30, 2008 on the interest rate swap relating to Woodlake Square.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Revenue. Revenue stayed relatively constant at approximately $2.5 million for the six months ended June 30, 2009 and 2008. A decrease in revenue due to vacancies and reduced recoverable property expenses on Woodlake Square was offset by an increase in revenue on Village on the Green. Village on the Green was acquired in March 2008, so we recognized revenue for only a portion of 2008.

General & Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $137,000 to approximately $194,000 during the six months ended June 30, 2009 compared to approximately $57,000 for the six months ended June 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Property Expense. Property expense decreased approximately $24,000 to approximately $837,000 during the six months ended June 30, 2009 compared to $861,000 for the six months ended June 30, 2008. This decrease was primarily due to a decrease in property taxes and security expenses on Woodlake Square. This decrease was partially offset by an increase in property expenses on Village on the Green since the property was acquired in March 2008.

Legal and Professional Fees. Legal and professional fees increased approximately $13,000 to approximately $136,000 during the six months ended June 30, 2009 compared to approximately $123,000 for the six months ended June 30, 2008. The additional costs were primarily attributable to increased tax return preparation fees.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $157,000 to approximately $1.5 million during the six months ended June 30, 2009 compared to $1.7 million for the six months ended June 30, 2008. This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year. This decrease was partially offset by an increase in depreciation and amortization expense on Village on the Green since the property was acquired in March 2008.

Loss on Derivative. Loss on derivative of approximately $376,000 during the six months ended June 30, 2008 represents the net change in fair value of our interest rate swap on the variable-rate loan secured by Woodlake Square. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Interest and Other Income. Interest and other income decreased approximately $216,000 to approximately $11,000 during the six months ended June 30, 2009 compared to approximately $227,000 for the six months ended June 30, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were invested in Shadow Creek Ranch, Woodlake Square, Westheimer Gessner and Village on the Green. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

Interest Expense. Interest expense increased approximately $101,000 to approximately $882,000 during the six months ended June 30, 2009 compared to $781,000 for the six months ended June 30, 2008. The increase in interest expense is related to the notes payable on Village on the Green, which we acquired in March 2008. Also included in interest expense is an expense of $440,000 related to our interest rate swap for the six months ended June 30, 2009.

Interest Expense – Related Party. Interest expense – related party recorded during the six months ended June 30, 2008 was related to a note payable that Woodlake Square had with an affiliated AmREIT entity. The note was paid in full during 2008 and we had no related party notes payable outstanding during 2009.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $135,000 to approximately $633,000 for the six months ended June 30, 2009 compared to approximately $498,000 for the six months ended June 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to Shadow Creek Ranch, which was acquired in February 2008.

Margin Tax Expense. Margin tax expense decreased approximately $12,000 to approximately $8,000 during the six months ended June 30, 2009 compared to $20,000 for the six months ended June 30, 2008. This decrease was due to a refund of prior year’s margin taxes that was received during the six months ended June 30, 2009.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $433,000 to approximately $312,000 during the six months ended June 30, 2009 compared to approximately $745,000 for the six months ended June 30, 2008. This was due to a decrease in net loss on Woodlake Square and Westheimer Gessner during the six months ended June 30, 2009.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.

As of June 30, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $962,000 and approximately $1.0 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Six months ended June 30,
	2009	2008
Operating activities	$539	$(1,174)
Investing activities	393	(15,942)
Financing activities	(981)	3,038

Net cash flows provided by operating activities increased approximately $1.7 million to approximately $539,000 for the six months ended June 30, 2009 compared to net cash flows used in operating activities of approximately $1.2 million for the six months ended June 30, 2008. This increase in operating cash inflows was primarily driven by a net increase in payables of $2.7 million offset by a net increase in escrow deposits of $945,000.

Net cash flows provided by investing activities increased approximately $16.3 million to approximately $393,000 for the six months ended June 30, 2009 compared to net cash flows used in investing activities of approximately $15.9 million for the six months ended June 30, 2008. This increase in investing inflows was primarily due to a decrease in the acquisition of investment properties; we invested $705,000 in the Casa Linda Plaza property during the six months ended June 30, 2009 compared to investing $3.1 million in Village on the Green, $2.5 million in Woodlake Square, $5.2 million in Westheimer Gessner and $4.8 million in Shadow Creek Ranch during the 2008 period. In addition to the reduction of investing outflows, we received a net reimbursement of $1.2 million in earnest money deposits during the six months ended June 30, 2009.

Net cash flows used in financing activities increased approximately $4.0 million to approximately $981,000 for the six months ended June 30, 2009 compared to net cash flows provided by financing activities of approximately $3.0 million for the six months ended June 30, 2008. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $4.3 million, net of issuance costs, as the offering was closed on March 31, 2008. Additionally, we had a decrease in proceeds from notes payable – related party of $544,000, had redemptions of $62,000 and made distributions of $152,000 to non-controlling interests during the six months ended June 30, 2009. These outflows were partially offset by a decrease in distributions paid to investors of $1.0 million, which resulted from the reduction in the distribution rate from 7.5% to 3.0% per annum.

During the past 18 months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we have suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 14, 2009
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

Exhibit 31.1	Certification of the Chief Executive Officer of the General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the Chief Financial Officer of the General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

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