Form 10-Q
period 2009-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2009-11-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$30,922	$30,927
Buildings	31,012	30,851
Tenant improvements	1,280	1,286
	63,214	63,064
Less accumulated depreciation and amortization	(3,061)	(1,914)
	60,153	61,150

Investment in non-consolidated entities	12,159	11,680
Acquired lease intangibles, net	1,865	2,967
Net real estate investments	74,177	75,797

Cash and cash equivalents	577	1,011
Escrow deposits	211	1,659
Tenant receivables, net	532	223
Accounts receivable - related party	55	739
Notes receivable - related party	131	—
Deferred costs, net	147	188
Other assets	81	52
TOTAL ASSETS	$75,911	$79,669

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$29,969	$30,000
Accounts payable and other liabilities	1,264	369
Accounts payable - related party	133	302
Derivative liability	876	1,257
Asset retirement obligations	530	535
Acquired below-market lease intangibles, net	1,665	2,004
Security deposits	112	122
TOTAL LIABILITIES	34,549	34,589

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 and 1,991 units outstanding at September 30, 2009 and December 31, 2008, respectively	31,187	34,631
Accumulated other comprehensive loss	(461)	(842)
TOTAL PARTNERS’ CAPITAL	30,726	33,789

Non-controlling interests	10,636	11,291
TOTAL CAPITAL	41,362	45,080

TOTAL LIABILITIES AND CAPITAL	$75,911	$79,669

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Rental income from operating leases	$1,263	$1,308	$3,800	$3,862
Total revenues	1,263	1,308	3,800	3,862

Expenses:
General and administrative	12	39	63	87
General and administrative - related party	54	29	248	86
Asset management fees - related party	108	108	323	320
Property expense	458	455	1,295	1,316
Property management fees - related party	44	46	140	140
Legal and professional	63	158	199	281
Depreciation and amortization	730	870	2,252	2,549
Total operating expenses	1,469	1,705	4,520	4,779

Operating loss	(206)	(397)	(720)	(917)

Other income (expense):
Interest income - related party	1	—	3	—
Loss on derivative	—	(39)	—	(415)
Interest and other income	1	27	12	254
Interest expense	(442)	(443)	(1,324)	(1,225)
Interest expense - related party	—	(7)	—	(21)
Equity in losses from non-consolidated entities	(274)	(181)	(907)	(679)
Margin tax expense	(7)	(8)	(15)	(28)
Total other income (expense)	(721)	(651)	(2,231)	(2,114)

Net loss, including non-controlling interests	(927)	(1,048)	(2,951)	(3,031)

Net loss attributable to non-controlling interests	137	169	449	914

Net loss attributable to partners	$(790)	$(879)	$(2,502)	$(2,117)

Weighted average units outstanding	1,988	1,991	1,989	1,926
Net loss per unit	$(397.38)	$(441.49)	$(1,257.92)	$(1,099.17)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2009
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2008	$—	$34,631	$(842)	$11,291	$45,080

Redemptions	—	(62)	—	—	(62)
Net loss (1)	9	(2,511)	—	(449)	(2,951)
Distributions	(9)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	(206)	(206)
Decrease in fair value of derivative	—	—	381	—	381

Balance at September 30, 2009	$—	$31,187	$(461)	$10,636	$41,362

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $34 for the nine months ended September 30, 2009. The cumulative curative allocation since inception of the Partnership is $124. The Partnership Agreement provides that no partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss, including non-controlling interests	$(2,951)	$(3,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	57	—
Loss from non-consolidated entities	907	679
Depreciation and amortization	2,252	2,549
Amortization of above- and below-market leases, net	(314)	(326)
Amortization of loan acquisition costs	70	72
Loss on derivative	—	415
Increase in tenant receivables	(284)	(53)
Decrease in accounts receivable - related party	474	151
Increase in deferred costs	(38)	(6)
Decrease (increase) in other assets	174	(505)
Increase in accounts payable and other liabilities	814	4
Decrease in accounts payable - related party	(169)	(1,864)
Decrease in asset retirement obligations	(5)	—
(Decrease) increase in security deposits	(10)	38
Net cash provided by (used in) operating activities	977	(1,877)

Cash flows from investing activities:
Improvements to real estate	(170)	(287)
Acquisition of investment properties	—	(10,550)
Increase in notes receivable - related party	(642)	—
Payments received on notes receivable - related party	181	—
Investment in non-consolidated entities	(846)	(4,818)
Reimbursement of earnest money deposits	1,245	150
Net cash used in investing activities	(232)	(15,505)

Cash flows from financing activities:
Payments on notes payable	(31)	—
Proceeds from notes payable - related party	—	551
Contributions	—	4,899
Limited optional redemptions	(62)	—
Issuance costs	—	(600)
Loan acquisition costs	—	(36)
Distributions	(880)	(2,747)
Distributions to non-controlling interests	(206)	—
Net cash (used in) provided by financing activities	(1,179)	2,067

Net decrease in cash and cash equivalents	(434)	(15,315)
Cash and cash equivalents, beginning of period	1,011	19,349
Cash and cash equivalents, beginning of period for previously non-consolidated entities	—	535
Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	1,011	19,884
Cash and cash equivalents, end of period	$577	$4,569

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,250	$1,153
Taxes	$25	$11

Supplemental schedule of noncash investing and financing activities:

During 2009, accounts receivable - related party of $168,000 from Shadow Creek Ranch and $42,000 from Cambridge & Holcombe were converted to equity, causing an increase in our investment in non-consolidated entities

During 2009, notes receivable - related party of $330,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. At September 30, 2009, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising approximately 288,000 square feet of gross leasable area and three properties in which we own a non-controlling interest through joint ventures comprising approximately 918,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties. See Note 5 for discussion of our debt maturing in 2010.

During the past several months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ principal. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to ensure that we have the ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest (see Note 10). Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in ASC 810, Consolidation). All significant inter-company accounts and transactions have been eliminated in consolidation.

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the nine months ended September 30, 2009 and 2008. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the nine months ended September 30, 2009 and 2008, we recognized no lease termination fees.

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

Acquired Properties and Acquired Lease Intangibles – We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above- and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above- (and below-) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to the adoption of the guidance, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the nine months ended September 30, 2009 and 2008, we expensed acquisition costs of $7,000 and $80,000, respectively. We did not capitalize any interest or taxes during the same periods.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2009 and December 31, 2008, we had no properties held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of September 30, 2009 and December 31, 2008, our allowance for uncollectible accounts related to our tenant receivables was $57,000 and $0, respectively.

Accounts Receivable - Related Party – Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes.

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 6 for further discussion regarding our derivative financial instruments.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs totaled $191,000 and $121,000 as of September 30, 2009 and December 31, 2008, respectively. Accumulated amortization related to leasing costs totaled $13,000 and $5,000 as of September 30, 2009 and December 31, 2008, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $15,000 and $28,000 for the Texas Margin Tax for the nine months ended September 30, 2009 and 2008, respectively.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

Derivative Financial Instruments – In determining the fair value of our derivative instrument, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of September 30, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$876	$—

Notes Payable – As of September 30, 2009 and December 31, 2008, the carrying value of debt obligations associated with our consolidated entities was approximately $30 million, $6.2 million of which represents a fixed-rate obligation with an estimated fair value of $5.9 million and $6.3 million, respectively, based on a discounted cash flow analysis using current market rates of interest. As of September 30, 2009 and December 31, 2008, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.3 million and $23.2 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued an update to ASC 805. The amended guidance contained in ASC 805 changes the accounting for business combinations. Under the amended guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The amended guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted the provisions of ASC 805 on January 1, 2009. Such adoption did not have an impact on our results of operations, cash flows or financial condition as we did not acquire any operating properties or entities during the nine months ended September 30, 2009.

In December 2007, the FASB issued an update to ASC 810, Consolidation. The amended guidance contained in ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing non-controlling interests. All other requirements of the guidance shall be applied prospectively. Our adoption of the guidance caused our partners’ capital to increase as a result of transferring the non-controlling interest in our consolidated subsidiaries from the mezzanine section of our balance sheet into equity.

In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging. The amended guidance contained in ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. Under the amended guidance, entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, and related hedged items affect an entity’s financial position, financial performance, and cash flows. The amended guidance became effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In April 2008, the FASB issued an update to ASC 350, Intangibles. The amended guidance revises the factors that should be considered in developing renewal or extension assumptions determining the useful life of a recognized intangible asset. The amended guidance will be effective for intangibles acquired during fiscal years beginning after December 15, 2008. The adoption had no effect as we have not acquired any intangibles during the current year.

In May 2009, the FASB issued ASC 855, Subsequent Events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through November 13, 2009. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance will be effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the use of the Codification for the quarter ending September 30, 2009.

CASH AND CASH EQUIVALENTS

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized on our wholly owned property since the inception of the Partnership.

SEGMENT REPORTING

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as each of our properties have similar economic characteristics, tenants and products and services, our properties have been aggregated into one reportable segment.

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

We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$3,016	$2,590	$8,831	$6,111
Depreciation and amortization	(1,592)	(933)	(4,419)	(2,531)
Interest expense	(1,450)	(1,456)	(4,342)	(3,743)
Net loss	(1,146)	(879)	(3,467)	(2,579)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805 we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $1.1 million and $1.4 million for the nine months ended September 30, 2009 and 2008, respectively. We recorded disposals of in-place leases of $239,000 and $42,000 for the nine months ended September 30, 2009 and 2008, respectively, related to lease expirations. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $25,000 and $42,000 for the nine months ended September 30, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $339,000 and $368,000 for the nine months ended September 30, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $35,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively, related to lease expirations.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	September 30, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,765	$5,004
In-place leases – accumulated amortization	(2,998)	(2,160)
Above-market leases	193	193
Above-market leases – accumulated amortization	(95)	(70)
Acquired lease intangibles, net	$1,865	$2,967

Acquired lease intangible liabilities:
Below-market leases	$2,605	$2,640
Below-market leases – accumulated amortization	(940)	(636)
Acquired below-market lease intangibles, net	$1,665	$2,004

5.	NOTES PAYABLE

Our outstanding debt at September 30, 2009 consisted of two loans – a fixed-rate mortgage loan of $6.2 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.61% at September 30, 2009) and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.

We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. See Note 1 for discussion of our forecasted 2010 cash flows and plans to generate sufficient liquidity to satisfy our obligations.

Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of September 30, 2009, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 7.5 years.

As of September 30, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2009	$20	$—	$20
2010	81	23,800	23,881
2011	86	—	86
2012	90	—	90
2013	96	—	96
Thereafter	353	5,443	5,796
Total	$726	$29,243	$29,969

We serve as the guarantor of debt in the amount of $6.2 million that is the primary obligation of our wholly-owned subsidiary. Additionally, we serve as the guarantor of debt in the amount of $68.3 million that is the primary obligation of our joint ventures.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $876,000 at September 30, 2009. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the nine months ended September 30, 2009 and 2008, we paid $642,000 and $165,000, respectively, related to this swap which is included in interest expense.

Valuations are not actual market prices for which an offer would be for unwinding any transactions but rather are calculated mathematical approximations of market values derived from proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include the bid/offered spread that would be reflected in an actual price quotation; therefore, actual price quotations for unwinding our transactions would be different. These valuations and models rely on certain assumptions regarding past, present, and future market conditions. These valuations, models and assumptions are subject to change at any time. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

We have designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives will be recorded as an adjustment to our partners’ capital. We could be exposed to losses in the event of nonperformance by the counterparties.

7.	CONCENTRATIONS

As of September 30, 2009 and December 31, 2008, each of our three consolidated properties individually comprises greater than 12% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 79% and 86% of our rental income for the nine months ended September 30, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine months ended September 30,
Tenant	2009	2008
Borders	$626	$643
Walgreens	249	249
Randall’s	182	182
Jos A. Bank	155	155
Paesano’s	144	96
	$1,356	$1,325

As of September 30, 2009, Borders, Inc. (“Borders”) constitutes our largest tenant as determined by base rents paid. Accordingly, we are dependent upon the continued occupancy of Borders, and any termination or non-renewal by Borders of its lease could materially impact our liquidity and cash flows. Borders’ existing lease expires in January 2010, and we do not expect Borders to renew their lease. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1, assume no rental income from Borders for the 2010 period. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease would be procured on the same terms as the Borders’ lease, or at all.

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption – Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the nine months ended September 30, 2009, we received five redemption requests, three of which were denied in the aggregate amount of $253,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. We received no redemption requests during the nine months ended September 30, 2008. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

Distributions – During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning in January 2009 through June 2009, we paid a distribution of 3.0% per annum on invested capital. Effective July 15, 2009 we suspended payment of all distributions and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. These affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2009	2008	2009	2008

Securities commissions, due diligence and marketing reimbursements	$—	$11	$—	$569
Organizational and offering cost reimbursements	—	—	—	41
Asset management fees	108	108	323	320
Development and acquisition fees	—	—	—	264
Property management fees and leasing costs	50	48	177	147
Administrative costs reimbursements	54	29	248	86
	$212	$196	$748	$1,427

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $516,000 and $223,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2009 and 2008, respectively. See also Note 3 regarding investments in non-consolidated entities.

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

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2009, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $530,000. Accordingly, we have reduced the asset retirement obligation by $170,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of September 30, 2009, we have a remaining asset retirement obligation related to this matter of $530,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and the other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

We have no employees and are managed by AmREIT Monthly & Income IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly owned subsidiary of AmREIT, a non-traded Maryland real estate investment trust that files reports with the SEC. We qualify as a partnership for federal income tax purposes.

As of September 30, 2009, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we own investment interests through joint ventures comprised of approximately 918,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2009 and 2008. As of September 30, 2009, our properties had an average occupancy rate of approximately 73%, and the average debt leverage ratio of the properties in which we own an interest was approximately 57%, with 83% of such debt carrying a fixed-rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Item 6. Financial Information – Management’s Discussion and Analysis or Plan of Operation” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Management believes that as of September 30, 2009, there have been no material changes to this information.

Results of Operations

We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of September 30, 2009, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we owned investment interests through joint ventures comprised of approximately 918,000 square feet of gross leasable area.

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

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Revenue. Revenue decreased approximately $45,000 to approximately $1.3 million during the three months ended September 30, 2009 compared to approximately $1.3 million for the three months ended September 30, 2008. The decrease is primarily due to decreased revenue from Woodlake Square due to tenant move outs related to lease expirations and reduced recoverable property expenses. As we are in the early stages of redeveloping this property, we have not aggressively pursued lease renewals related to lease expirations.

General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $25,000 to approximately $54,000 during the three months ended September 30, 2009 compared to approximately $29,000 for the three months ended September 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Legal and Professional Fees. Legal and professional fees decreased approximately $95,000 to approximately $63,000 during the three months ended September 30, 2009 compared to approximately $158,000 for the three months ended September 30, 2008. The decrease in costs was primarily attributable a decrease in due diligence costs incurred related to potential transactions that ultimately were not closed.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $140,000 to approximately $730,000 during the three months ended September 30, 2009 compared to $870,000 for the three months ended September 30, 2008. This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year.

Loss on Derivative. There was no loss on derivative for the three months ended September 30, 2009. Loss on derivative of approximately $39,000 during the three months ended September 30, 2008 represents the net change in fair value of our interest rate swap on the variable-rate loan secured by Woodlake Square. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Interest and Other Income. Interest and other income decreased approximately $26,000 to approximately $1,000 during the three months ended September 30, 2009 compared to approximately $27,000 for the three months ended September 30, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were invested in Shadow Creek Ranch and Casa Linda. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

Interest Expense – Related Party. Interest expense – related party recorded during the three months ended September 30, 2008 was related to a note payable that Woodlake Square had with an affiliated AmREIT entity. The note was paid in full during 2008 and we had no related party notes payable outstanding during the third quarter of 2009.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $93,000 to approximately $274,000 for the three months ended September 30, 2009 compared to approximately $181,000 for the three months ended September 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to Casa Linda, for which the redevelopment was completed in early 2009.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $32,000 to approximately $137,000 during the three months ended September 30, 2009 compared to net loss attributable to non-controlling interests of approximately $169,000 for the three months ended September 30, 2008. This was primarily due to a decrease in depreciation and amortization on Woodlake Square.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Revenue. Revenue decreased approximately $62,000 to approximately $3.8 million during the nine months ended September 30, 2009 compared to approximately $3.9 million for the nine months ended September 30, 2008. The decrease is primarily due to decreased revenue from Woodlake Square due to tenant move outs related to lease expirations and reduced recoverable property expenses. As we are in the early stages of redeveloping this property, we have not aggressively pursued lease renewals related to lease expirations.

General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $162,000 to approximately $248,000 during the nine months ended September 30, 2009 compared to approximately $86,000 for the nine months ended September 30, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

Legal and Professional Fees. Legal and professional fees decreased approximately $82,000 to approximately $199,000 during the nine months ended September 30, 2009 compared to approximately $281,000 for the nine months ended September 30, 2008. The decrease in costs was primarily attributable a decrease in due diligence costs incurred related to potential transactions that ultimately were not closed.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $297,000 to approximately $2.3 million during the nine months ended September 30, 2009 compared to $2.5 million for the nine months ended September 30, 2008. This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year. This decrease was partially offset by an increase in depreciation and amortization expense on Village on the Green since the property was acquired in March 2008.

Loss on Derivative. Loss on derivative of approximately $415,000 during the nine months ended September 30, 2008 represents the net change in fair value of our interest rate swap on the variable-rate loan secured by Woodlake Square. The interest rate swap was designated as a hedge on October 1, 2008. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

Interest and Other Income. Interest and other income decreased approximately $242,000 to approximately $12,000 during the nine months ended September 30, 2009 compared to approximately $254,000 for the nine months ended September 30, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were invested in Shadow Creek Ranch, Woodlake Square, Westheimer Gessner, Village on the Green, and Casa Linda. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

Interest Expense. Interest expense increased approximately $99,000 to approximately $1.3 million during the nine months ended September 30, 2009 compared to $1.2 million for the nine months ended September 30, 2008. The increase in interest expense is related to the notes payable on Village on the Green, which we acquired in March 2008.

Interest Expense – Related Party. Interest expense – related party recorded during the nine months ended September 30, 2008 was related to a note payable that Woodlake Square had with an affiliated AmREIT entity. The note was paid in full during 2008 and we had no related party notes payable outstanding during 2009.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $228,000 to approximately $907,000 for the nine months ended September 30, 2009 compared to approximately $679,000 for the nine months ended September 30, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to Shadow Creek Ranch, which was acquired in February 2008, and Casa Linda, for which the redevelopment was completed in early 2009.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $465,000 to approximately $449,000 during the nine months ended September 30, 2009 compared to approximately $914,000 for the nine months ended September 30, 2008. This was due to a decrease in net loss on Woodlake Square during the nine months ended September 30, 2009.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements with cash on hand as well as through net cash provided by property operations. We expect to meet our long-term liquidity requirements through proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations.

As of September 30, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $577,000 and approximately $1.0 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Operating activities	$977	$(1,877)
Investing activities	(232)	(15,505)
Financing activities	(1,179)	2,067

Net cash flows provided by operating activities increased approximately $2.9 million to approximately $977,000 for the nine months ended September 30, 2009 compared to net cash flows used in operating activities of approximately $1.9 million for the nine months ended September 30, 2008. This increase in operating cash inflows was primarily driven by a net increase in payables of $2.5 million coupled with a net decrease in escrow deposits of $671,000. In 2008 we reimbursed to an affiliate $1.3 million in earnest money and pre-acquisition costs incurred on our behalf related to the acquisitions of the Woodlake Square and Woodlake Pointe properties. In 2008, we also paid $685,000 in expenses that had accrued on the Woodlake Square property during the previous year. Additionally, we paid property taxes of $120,000 during the 2008 period whereas we have made no such payments during the 2009 period. With respect to escrow deposits, during 2009 we received $339,000 in escrow reserves on our Village on the Green property whereas we placed such escrows when we acquired the property in 2008.

Net cash flows used in investing activities decreased approximately $15.3 million to approximately $232,000 for the nine months ended September 30, 2009 compared to approximately $15.5 million for the nine months ended September 30, 2008. This decrease in investing outflows was primarily due to a decrease in the acquisition of investment properties; we invested $805,000 in Casa Linda and $41,000 in Shadow Creek Ranch during the nine months ended September 30, 2009 compared to investing $2.9 million in Village on the Green, $2.5 million in Woodlake Square, $5.2 million in Westheimer Gessner and $4.8 million in Shadow Creek Ranch during the 2008 period. In addition to the reduction of investing outflows, we received a net reimbursement of $1.2 million in earnest money deposits during the nine months ended September 30, 2009.

Net cash flows used in financing activities increased approximately $3.3 million to approximately $1.2 million for the nine months ended September 30, 2009 compared to net cash flows provided by financing activities of approximately $2.1 million for the nine months ended September 30, 2008. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $4.3 million, net of issuance costs, as the offering was closed on March 31, 2008. Additionally, we had a decrease in proceeds from notes payable – related party of $551,000, had redemptions of $62,000 and made distributions of $206,000 to non-controlling interests during the nine months ended September 30, 2009. These outflows were partially offset by a decrease in distributions paid to investors of $1.9 million.

Our $23.8 million variable-rate mortgage loan secured by the Woodlake Square property matures in September 2010. We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. See Note 1 for discussion of our forecasted 2010 cash flows and plans to generate sufficient liquidity to satisfy our obligations. We serve as the guarantor of debt in the amount of $6.2 million that is the primary obligation of our wholly-owned subsidiary. Additionally, we serve as the guarantor of debt in the amount of $68.3 million that is the primary obligation of our joint ventures.

As of September 30, 2009, Borders, Inc. (“Borders”) constitutes our largest tenant as determined by base rents paid. Accordingly, we are dependent upon the continued occupancy of Borders, and any termination or non-renewal by Borders of its lease could materially impact our liquidity and cash flows. Borders’ existing lease expires in January 2010, and we do not expect Borders to renew their lease. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1, assume no rental income from Borders for the 2010 period. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease would be procured on the same terms as the Borders’ lease, or at all.

Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties.

During the past several months, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt financing and a virtual shutdown of equity capital markets, particularly in the real estate sector. While we expect to generate sufficient cash flow from operations in 2009 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2009 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2009

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

Exhibit 31.1	Certification of the Chief Executive Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the Chief Financial Officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1

Certification of the Chief Executive Officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2

Certification of the Chief Financial Officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).