Form 10-K
period 2009-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2010-03-10
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 000-53203

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-5685431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 Greenway Plaza, Suite 1000
Houston, TX	77046
(Address of principle executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 850-1400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best or registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,600,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

          In this Annual Report on Form 10-K (“Annual Report”), all references to “we,” “our,” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures.

          Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Registration Statement is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Registration Statement, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

PART I

ITEM 1.	BUSINESS.

Background

          We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments throughout the Southern and Southwestern United States. Our investment strategy is to (1) sell approximately 40% of our properties when appropriate and re-invest the net sales proceeds into additional properties and (2) retain the remaining properties as income-producing assets during our entire operating period. At the end of our seven-year operating period, which expires on November 15, 2013, we will begin to sell our properties, wind down our operations and distribute the net proceeds from liquidation to our Partners, as defined below. Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

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

          On April 29, 2008 we filed a Form 10-12G with the SEC to register our Units pursuant to Section 12(g) of the Exchange Act. We are subject to the registration requirements of Section 12(g) of the Exchange Act because the aggregate value of our assets exceeds applicable thresholds and the Units are held of record by 500 or more persons. As a result of our obligations to register our securities with the SEC under the Exchange Act, we are subject to the requirements of the Exchange Act rules, including the filing of this Annual Report.

          Our general partner is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation that we refer to as the General Partner. Our General Partner is a wholly-owned subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). AmREIT and its predecessors have sponsored and advised 18 partnerships formed for the purpose of investing in properties during its 26-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement (“Partnership Agreement”). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us for 32 Units. We refer to our General Partner and our Limited Partners collectively as the Partners.

          We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange and there currently is no established public trading market for the Units. We do not intend to list the Units at this time and have no plans to list the Units on an exchange in the future.

          We directly own one property and have investments in five additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Five of the properties are multi-tenant retail properties and the sixth property consists of vacant land for development into a multi-tenant retail property. The five existing retail properties comprise approximately 1,273,000 rentable square feet. As of December 31, 2009, the five existing retail properties were 74% leased.

          The following is a summary of the six properties in which we owned an interest as of December 31, 2009.

Property	Location	Percent Owned	Square Footage	Percentage Leased	Annualized Gross Base Rent (1)

Casa Linda Plaza (2)	Dallas	50%	324,569	75%	$3,268,000
Woodlake Square (3)	Houston	60	205,522	67	1,759,000
Woodlake Pointe (3)	Houston	60	82,120	50	834,000
Cambridge Holcombe (2) (4)	Houston	50	–	–	–
Shadow Creek Ranch (2) (5)	Houston	10	624,013	78	5,479,000
Village on the Green	San Antonio	100	36,367	87	604,000
Total			1,272,591		$11,944,000

(1)

Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2009 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.
(3)	Property is planned for redevelopment.
(4)	Property is vacant land and is planned for development.
(5)	Square footage for this property includes 27,000 square feet of undeveloped pad sites, and therefore, represents proposed leasable square footage.

See “Item 2. Properties” for a more detailed description of our investments in properties.

Investment Objectives

Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.

Investment Strategy

          We were formed to acquire, develop and operate a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. We will seek to maximize our income and capital growth during our operating period by (1) selling approximately 40% of our properties when appropriate and re-investing the net sales proceeds into additional properties (we refer to this process as Active Management), and (2) owning the remaining properties as income-producing assets during our entire operating period. Our operating period will continue until November 15, 2013. The operating period may be extended to November 15, 2015 only with the consent of the majority of Units held by our Limited Partners. At the end of our operating period, the General Partner will begin an orderly liquidation of our properties and will distribute the net proceeds from liquidation to our Partners. If our General Partner does not diligently pursue the liquidation of our properties at the end of our operating period, it will forfeit its $800,000 investment in Units.

          Equity Allocation

          As of December 31, 2009, approximately 20% to 30% of our portfolio was invested in existing commercial shopping centers, primarily multi-tenant properties, mixed-use properties and, to a lesser degree, single-tenant properties. Approximately 70% to 80% of our portfolio is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments and, to a lesser degree, single-tenant developments. However, if our General Partner determines that the risk/return profiles of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our General Partner may reallocate our investment capital to account for changes in such profiles.

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

          Development and Redevelopment Properties

          We have invested approximately 70% to 80% of our portfolio in development and redevelopment properties, either directly or indirectly through joint ventures. Of the six properties in which we own an interest, we have initiated plans to redevelop Woodlake Square and Woodlake Pointe. Cambridge Holcombe consists of vacant land located in the Texas Medical Center in Houston, Texas, and we are in the initial stages of planning this property’s development. During 2009, we completed the redevelopment of Casa Linda Plaza. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. Throughout the development process, we work closely with local development partners.

          We plan to develop Cambridge Holcombe, as well as redevelop Woodlake Square and Woodlake Pointe, and it is likely that these properties will become mixed-use developments which may include office, residential, entertainment and hospitality components. It is possible that our future investments will have mixed-use components as well. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We seek to develop properties in locations that provide limited competition, quality demographics and strong market fundamentals. We intend to commence the leasing process before construction of a particular development property.

          Our General Partner may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for many of our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services. We may engage in the future AmREIT Realty Investment Corporation (“ARIC”), also an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

          Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development will also have a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental, and construction contractors. The construction manager will be an employee of ARIC in the event that ARIC is providing construction management services to a development project. The project and construction managers will be jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports will be prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers will work in unison to ensure each project is built within budget and on a timely basis.

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

Joint Ventures

          As of December 31, 2009, we owned interests in five properties through joint ventures with affiliates of our General Partner and non-affiliates. The joint ventures are structured as limited partnerships, in which we own interests. Each of these limited partnerships owns one of the five underlying properties. Each general partner is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

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

          Liquidation Period Dispositions

          Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before November 15, 2013. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to November 15, 2015 only with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

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

Leverage

          Our investments in Casa Linda Plaza, Woodlake Square, Woodlake Pointe and Shadow Creek Ranch were made by our contributing equity to joint ventures. The Casa Linda Plaza, Woodlake Square and Shadow Creek Ranch joint ventures used leverage to acquire their properties. Likewise, we acquired Village on the Green through a combination of equity and the assumption of debt in place at the time of acquisition. Our investment in Cambridge Holcombe was made by our contributing equity to a joint venture, which in turn, acquired Cambridge Holcombe using cash proceeds from our equity contribution and the equity contribution of our joint venture partner. We later financed a portion of this acquisition through the placement of debt with a third-party lender. For our future investments in properties with operating histories, we intend to continue to leverage our investments in these properties using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender.

          We may finance the acquisition of future properties with new financing or assumption of existing indebtedness. We may incur secured or unsecured indebtedness at any time during our term. We may refinance a property after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property and at the same time generate distributions to the Partners, enable us to engage in renovation or remodeling activities, or to make further acquisitions. We may incur debt for expenditures related to the properties, including to facilitate the sale or to pay for capital expenditures. There is no fixed limit on the term of any particular borrowing or the amount thereof. Generally, we may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets. No assurance can be given as to the future availability of credit, the amount or terms thereof, or the restrictions that may be imposed on our future borrowings by lenders. The terms of our loans may require the properties to be held by special purpose entities whose controlling interest must be held by a corporation.

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

          Interests in Other Real Estate Programs

          AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner manages and which have similar investment objectives and may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund III, Ltd. and AmREIT, which we collectively refer to as the Similar AmREIT Programs. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

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

          Competition for Management Services

          Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to similar AmREIT programs. As such, they will devote only so much of their entire time to our affairs as is reasonably required in their judgment and they could have conflicts of interest in allocating their time between us and other entities. Our General Partner believes that it has sufficient staff to fully discharge its responsibilities to us.

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

          AmREIT’s Interests in Other Programs

          AmREIT, our General Partner’s parent, engages for the account of others in other business ventures involving real estate development and investment. Moreover, AmREIT or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate-related activities in the same areas as ours for their own account. Neither we nor any Limited Partner will be entitled to any interest in such other ventures.

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

          Affiliated Property Manager and Construction Manager

          ARIC performs property management services for all of the properties in which we have an interest, other than Cambridge Holcombe, and may provide property management services for properties in which we acquire an interest in the future. ARIC is a wholly owned subsidiary of AmREIT and the officers of our General Partner are also officers of ARIC. As a result, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated. In addition, given that ARIC is an affiliate of our General Partner, our agreements with ARIC are not negotiated at arm’s-length, as they would between unrelated parties.

          AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company provided construction management services for the redevelopment of our Casa Linda Plaza property in 2009. AmREIT Construction Company has ceased providing these services; however, we may engage ARIC, also an affiliate of our General Partner, in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we did not have the benefit of independent construction management to the same extent as if AmREIT Construction Company had been unaffiliated. Because ARIC is an affiliate of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with ARIC that would apply between unrelated parties.

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

          Tax Matters Partner

          Our General Partner serves as our tax matters partner and in the event of an audit of our federal income tax returns by the Internal Revenue Service (“IRS”) it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners. Our expenses in contesting any such audit may reduce the amount of cash available for distribution. Further, our General Partner, who is primarily responsible for contesting federal income tax adjustments proposed by the IRS, may be subject to various conflicts of interest in connection with the negotiation and settlement of issues raised by the IRS in a federal income tax audit.

Employees

          We have no employees. Our affairs are managed by our General Partner, and our General Partner and its affiliates provide services to us related to acquisitions, property management, accounting, investor relations and other administrative services. We are dependent upon our General Partner and its affiliates for these services.

          See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for discussion of our compensation arrangements.

Insurance

          We believe that the properties in which we own an interest are adequately insured.

Competition

          As we purchase properties for our portfolio, we are in competition with other potential buyers, including the Similar AmREIT Programs, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our existing retail properties have an average occupancy of 74% and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.

Concentration of Credit Risk

          As of December 31, 2009, we had approximately $31,000 invested in a government security money market account. Such amounts are readily convertible into cash for use in our operations.

          We have geographic concentration in our property holdings. In particular, as of December 31, 2009, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from Borders represented 21% of our 2009 rental income. Borders’ lease expired in January 2010, and they have vacated their space. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1 of the Consolidated Financial Statements, assume no rental income from Borders for the 2010 period. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

Compliance with Governmental Regulations

          Under various federal and state environmental laws and regulations, as an owner or operator of real estate, we may be required to investigate and clean up certain hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at our properties. We may also be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contaminations at any of our properties may adversely affect our ability to sell or lease the properties or to borrow using the properties as collateral. We could also be liable under common law to third parties for damages and injuries resulting from environmental contamination coming from our properties.

          All of our properties are acquired subject to satisfactory Phase I environmental assessments, which generally involve the inspection of site conditions without invasive testing such as sampling or analysis of soil, groundwater or other media or conditions; or satisfactory Phase II environmental assessments, which generally involve the testing of soil, groundwater or other media and conditions. Our General Partner may determine that we will acquire a property in which a Phase I or Phase II environmental assessment indicates that a problem exists and has not been resolved at the time the property is acquired, provided that (A) the seller has (1) agreed in writing to indemnify us and/or (2) established an escrow account with predetermined funds greater than the estimated costs to remediate the problem; or (B) we have negotiated other comparable arrangements, including, without limitation, a reduction in the purchase price. We cannot be sure, however, that any seller will be able to pay under an indemnity we obtain or that the amount in escrow will be sufficient to pay all remediation costs. Further, we cannot be sure that all environmental liabilities have been identified or that no prior owner, operator or current occupant has created an environmental condition not known to us. Moreover, we cannot be sure that (1) future laws, ordinances or regulations will not impose any material environmental liability or (2) the current environmental condition of our properties will not be affected by tenants and occupants of the properties, by the condition of land or operations in the vicinity of the properties (such as the presence of underground storage tanks), or by third parties unrelated to us.

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

          Not applicable.

ITEM 2.	PROPERTIES.

Overview

          During the period from October 10, 2006 (inception) through December 31, 2009, we acquired interests in six properties. We directly own one property and have investments in five properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

          As of December 31, 2009, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Square Footage	Percentage Leased	Annualized Gross Base Rent(1)	Percentage of Total Annualized Gross Base Rent

Casa Linda Plaza (2)	Dallas	324,569	75%	$3,268,000	27%
Woodlake Square (3)	Houston	205,522	67	1,759,000	15
Woodlake Pointe (3)	Houston	82,120	50	834,000	7
Cambridge Holcombe (2) (4)	Houston	—	—	—	—
Shadow Creek Ranch (2) (5)	Houston	624,013	78	5,479,000	46
Village on the Green	San Antonio	36,367	87	604,000	5
Total		1,272,591		$11,944,000	100%

(1)

Annualized gross base rent represents base rents in place on leases with rent having commenced as of December 31, 2009 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.
(3)	Property is planned for redevelopment.
(4)	Property is vacant land and is planned for development.
(5)	Square footage for this property includes 27,000 square feet of undeveloped pad sites, and therefore, represents proposed leasable square footage.

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

          Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, Starbucks, Wachovia, Chili’s, Blockbuster, T-Mobile, and Compass Bank. The property was originally built between 1946 and 1949. During 2008 and 2009, the Casa Linda Plaza property underwent a substantial renovation that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million.

          Woodlake Square

          On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd. and ARIC, we acquired a 40% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property. The loan was in the amount of $23.8 million and is interest-only until maturity. The interest related to this debt is at a variable interest rate of LIBOR plus 1.35%. At December 31, 2009, the variable interest rate was 1.59%. In December, 2007, the property entered into an interest rate swap to hedge its position on the mortgage. As a result, the interest rate will remain fixed at 5.465% for the life of the loan.

          In June 2008, we acquired an additional investment interest of 20% in the Woodlake Square property from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership. Our joint venture partners, AmREIT Monthly Income & Growth Fund III, Ltd. and ARIC, own the other 40% interest in the joint venture.

          Randall’s, the largest tenant occupying 56,430 square feet, recently signed a new lease with a term of 25 years. Additional tenants are Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center. We have initiated plans to redevelop Woodlake Square in an effort to make it a more functional retail property and more aesthetically appealing to potential tenants. Estimated redevelopment costs for Woodlake Square are $7.3 million, and we expect the redevelopment to be completed by April 2012.

          Woodlake Pointe

          On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd. and ARIC, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture paid cash for the acquisition of the Woodlake Pointe property.

          In May 2008, through the same joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income and Growth Fund III, Ltd. and ARIC, we acquired a 60% interest in a tract of land adjacent to the Woodlake Pointe property. Our joint venture partners own the other 40% interest in the property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P. We used proceeds from the Offering to finance the acquisition.

          In June 2008, we acquired an additional investment interest of 20% in the Woodlake Pointe property from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership. Our joint venture partners, AmREIT Monthly Income & Growth Fund III, Ltd. and ARIC, own the other 40% interest in the joint venture.

          Border’s is the single tenant occupying 41,060 square feet. Border’s lease expired in January 2010, and they have vacated their space. We are currently considering our redevelopment options on this property as we entertain expression of interest from several potential tenants.

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

          Shadow Creek Ranch

          On February 29, 2008, through a joint venture arrangement with an unaffiliated third party and ARIC, we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. Our joint venture partners own the other 90% interest in the venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund the acquisition of the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48%.

          The development of the Shadow Creek Ranch shopping center was completed in the first quarter of 2008. Approximately 27,000 square feet of land remains to be developed into pad sites next to the shopping center. The major tenants of the Shadow Creek Ranch property include H-E-B Grocery as the largest tenant occupying 150,615 square feet, Academy Sports & Outdoors, Ashley Furniture, and Hobby Lobby. We acquired this property with the expectation that it would provide a stable stream of rental income once it achieved lease-up.

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

          As of December 31, 2009, major tenants of the Village on the Green property include Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics, and Rouse Dental Office. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Village on the Green property.

Portfolio Information

          The following table shows our five highest tenant industry concentrations for our property portfolio as of December 31, 2009:

Industry	Total Number of Tenants	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent
Specialty Retail	28	$3,646,000	30.5%
Dining	33	2,466,000	20.7%
Grocery	5	1,686,000	14.1%
Health & Beauty	25	1,099,000	9.2%
Banking	8	796,000	6.7%

          The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2009, assuming no exercise of renewal option or termination rights.

Property	Industry	Rentable Square Feet	Percentage of Total Rentable Square Feet for Property	Year of Lease Expiration
Casa Linda Plaza
Albertson’s	Grocery	59,561	18%	2016
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	27	2035
Woodlake Pointe
Borders (1)	Book Retail	41,060	50	2010
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	24	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2014
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

(1)

Borders’ lease expired in January 2010, and they have vacated their space. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

          The following table shows lease expirations for our three consolidated properties as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent

2010	22	89,633	$1,614,000	50%
2011	8	15,274	292,000	9
2012	5	14,557	340,000	11
2013	2	4,139	109,000	3
2014	2	9,538	198,000	6
2015	2	6,461	70,000	2
2016	-	-	-	-
2017	-	-	-	-
2018	-	-	-	-
2019	-	-	-	-
Thereafter	2	71,550	574,000	18
Totals	43	211,152	$3,197,000	100%

          The following table shows lease expirations for our three non-consolidated properties as of December 31, 2009, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Gross Base Rent	Percentage of Total Annualized Gross Base Rent

2010	19	52,830	$700,000	8%
2011	12	39,890	684,000	8
2012	11	30,225	516,000	6
2013	17	38,394	863,000	10
2014	10	26,071	588,000	7
2015	6	15,625	453,000	5
2016	1	59,561	287,000	3
2017	-	-	-	-
2018	8	25,449	682,000	8
2019	6	44,844	440,000	5
Thereafter	16	398,908	3,533,000	40
Totals	106	731,797	$8,746,000	100%

          As of December 31, 2009, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $469,000 in cash and cash equivalents to be used for capital expenditures on existing properties or for working capital. As of December 31, 2009, we have not disposed of any property.

ITEM 3.	LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

          On November 15, 2006, we commenced the Offering. We closed the offering on March 31, 2008 and, as of that date, we had raised aggregate gross proceeds of approximately $49.7 million through the sale of 1,991 Units to 764 Limited Partners. As of March 5, 2010, we have 1,988 Units outstanding, held by 762 Limited Partners.

          There is no established public trading market for our Units. As of December 31, 2009 none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2009, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on March 31, 2008.

Distributions

          The following table shows the distributions to our Limited Partners our General Partner has declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2008 and December 31, 2009:

Period Paid (1)	Total Amount of Distributions Paid	Distribution Per Unit
January 2008	$269,261	$156.25
February 2008	289,104	156.25
March 2008	300,823	156.25
April 2008	306,037	156.25
May 2008	311,091	156.25
June 2008	311,091	156.25
July 2008	311,091	156.25
August 2008	311,091	156.25
September 2008	311,091	156.25
October 2008	311,091	156.25
November 2008	311,091	156.25
December 2008	311,091	156.25
January 2009	124,436	62.50
February 2009	124,436	62.50
March 2009	124,436	62.50
April 2009	124,436	62.50
May 2009	124,268	62.50
June 2009	124,268	62.50
July 2009	124,185	62.50
August 2009	—	—
September 2009	—	—
October 2009	—	—
November 2009	—	—
December 2009	—	—

Total	$4,524,418

(1)	Distributions are paid 15 days in arrears. Distributions above, paid between January 2008 and July 2009 were declared between December 2007 and June 2009.

          We have declared monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2007 through November 2008. Beginning in December 2008 through June 2009, we declared a distribution of 3.0% per annum on invested capital. We suspended all distribution payments in July 2009, and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. One of our primary business goals is to pay regular (monthly) distributions to our Limited Partners. The source of our distributions has been cash flows from operating activities as well as from our capital-raising activities. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	our operating and interest expenses;

•	the ability of tenants to meet their obligations under the leases associated with our properties;

•	our ability to keep the properties in which we have investments leased;

•	our ability to maintain or increase rental rates when renewing or replacing current leases;

•	capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

          We qualified as a partnership for federal income tax purposes commencing with our taxable year ended December 31, 2006. For income tax purposes, distributions to our Limited Partners are characterized as ordinary income, capital gains, or as a return of a Limited Partner’s invested capital.

          Since our inception, we have redeemed three Units. As of June 30, 2009, we have suspended all future redemptions of Units.

ITEM 6.	SELECTED FINANCIAL DATA.

          Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding “Item 1. Business.”

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

          We have no employees and are managed by AmREIT Monthly Income & Growth IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly-owned subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). Our General Partner has contributed $1,000 to us for its general partner interest and has contributed

$800,000 to us in exchange for Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.

          We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangement, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2009 and 2008. As of December 31, 2009, our properties had an average occupancy of 74%, and the average debt leverage ratio of the properties in which we have an investment was approximately 57%, with 77% of such debt carrying a fixed rate of interest.

          We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units.

          As of December 31, 2009, we directly owned one property comprising 36,000 square feet of gross leasable area and owned joint venture interests in five additional properties comprising 1,237,000 square feet of gross leasable area. As of December 31, 2009, we invested substantially all of the net proceeds of the Offering in real properties. We have approximately $469,000 in cash and cash equivalents that may be used for capital expenditures on existing properties or for working capital. All of our properties are located in highly populated, suburban communities in Texas.

          Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected), or if they are transferred pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any public market for the Units will develop.

          Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing premier retail properties in high-traffic, highly-populated areas will produce stable earnings and growth opportunities in future years.

          Given the current economic environment we decided to cease distributions beginning July 1, 2009. We will continue to monitor the real estate market to determine if it is in our Partners’ best interest to reinstate dividends at any point in the future. We believe the real estate market will rebound prior to our expected liquidation commencement date in November 2013; however, we will seek to postpone liquidation if we feel it is not in the best interests of the Partners at that time.

          We continually monitor the sales trends and creditworthiness of our tenants. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 10% of our current total portfolio annualized rental income.

Summary of Critical Accounting Policies

          Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible accounts, accounting for real estate acquisitions, and accounting for derivative financial instruments. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

          Valuation of Real Estate Assets

          We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate assets, including accrued rental income, may not be recoverable through operations. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its estimated fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We have not recorded any impairment losses for the years ended December 31, 2009, 2008 or 2007.

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

          Investment in Non-consolidated Entities

          As of December 31, 2009, we had ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in three of the five joint ventures. Accordingly, our joint venture interests in these three properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Certain of the significant accounting policies in this section are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of December 31, 2009.

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

          Real Estate Acquisitions

          We account for real estate acquisitions pursuant to Accounting Standards Codification (“ASC”) 805, Business Combinations. We expense acquisition costs associated with operating properties as incurred. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationships, if any.

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

Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

          In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance is the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. We adopted the use of the Codification for the quarter ending September 30, 2009.

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

          Scheduled Lease Expirations

          During 2010, 27.7% of the total square footage of our consolidated properties is scheduled to expire, and 5.6% of the total square footage of our non-consolidated properties is scheduled to expire. Our leasing strategy for 2010 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

          Borders’ lease expired in January 2010, and they have vacated their space. Borders was the single tenant on our Woodlake Pointe property as of December 31, 2009, and it represents 45.8% of the leased square footage of our consolidated properties that is scheduled to expire during 2010. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

Results of Operations

          We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of December 31, 2009, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we owned investment interests through joint ventures comprised of approximately 949,000 square feet of gross leasable area.

          Until June 2008, we reported our interest in Woodlake Square and Woodlake Pointe under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we began consolidating their financial position and the results of operations in the accompanying consolidated financial statements effective January 1, 2008. The ownership interests were acquired at their respective carrying values from ARIC, which still maintains a 10% interest in both partnerships.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

          Revenue. Revenue decreased approximately $300,000 to approximately $4.9 million during the year ended December 31, 2009 compared to approximately $5.2 million for the year ended December 31, 2008. The decrease was primarily due to decreased revenue from Woodlake Square due to tenant move outs related to lease expirations and reduced recoverable property expenses. As we are in the early stages of redeveloping this property, we have not aggressively pursued lease renewals related to lease expirations.

          General and Administrative. General and administrative expenses decreased approximately $30,000 to approximately $79,000 during the year ended December 31, 2009 compared to approximately $109,000 for the year ended December 31, 2008. This decrease was primarily due to a decrease in marketing costs and Directors and Officers insurance costs over the prior year.

          General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $205,000 to approximately $337,000 during the year ended December 31, 2009 compared to approximately $132,000 for the year ended December 31, 2008. This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

          Legal and Professional Fees. Legal and professional fees decreased approximately $197,000 to approximately $260,000 during the year ended December 31, 2009 compared to approximately $457,000 for the year ended December 31, 2008. The decrease in costs was primarily attributable a decrease in due diligence costs incurred related to potential transactions that ultimately were not closed.

          Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $400,000 to approximately $3.0 million during the year ended December 31, 2009 compared to approximately $3.4 million for the year ended December 31, 2008. This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year. This decrease was partially offset by an increase in depreciation and amortization expense on Village on the Green since the property was acquired in March 2008.

          Loss on Derivative. Loss on derivative of approximately $415,000 during the year ended December 31, 2008 represents the net change in fair value of our interest rate swap on the variable-rate loan secured by Woodlake Square. The interest rate swap was designated as a hedge on October 1, 2008. Therefore, changes in fair value prior to that date were recorded to income. The net change in fair value subsequent to October 1, 2008 is reported through accumulated other comprehensive income.

          Interest and Other Income. Interest and other income decreased approximately $247,000 to approximately $16,000 during the year ended December 31, 2009 compared to approximately $263,000 for the year ended December 31, 2008. This decrease was primarily due to a lower balance of investable funds as these funds were withdrawn and invested in Shadow Creek Ranch, Woodlake Square, Woodlake Pointe, Village on the Green, and Casa Linda. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

          Interest Expense. Interest expense increased approximately $100,000 to approximately $1.8 million during the year ended December 31, 2009 compared to approximately $1.7 million for the year ended December 31, 2008. The increase in interest expense is related to the notes payable on Village on the Green, which we acquired in March 2008.

          Interest Expense – Related Party. Interest expense – related party recorded during the year ended December 31, 2008 was related to a note payable that Woodlake Square had with an affiliated AmREIT entity. The note was paid in full during 2008.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $400,000 to approximately $1.2 million for the year ended December 31, 2009 compared to approximately $795,000 for the year ended December 31, 2008. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to Shadow Creek Ranch, which was acquired in February 2008, and Casa Linda, for which the redevelopment was completed in early 2009.

          Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $500,000 to approximately $590,000 during the year ended December 31, 2009 compared to $1.1 million for the year ended December 31, 2008. This was due to a decrease in net loss on Woodlake Square during the year ended December 31, 2009.

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

          General and Administrative. General and administrative expenses increased approximately $15,000 to approximately $109,000 during the year ended December 31, 2008 compared to approximately $94,000 for the year ended December 31, 2007. This increase was primarily due to additional marketing costs and Directors and Officers insurance costs incurred this year that were not incurred in the prior year.

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

          Legal and Professional Fees. Legal and professional fees increased approximately $338,000 to approximately $457,000 during the year ended December 31, 2008 compared to approximately $119,000 for the year ended December 31, 2007. The additional costs are due to increased financial reporting requirements during 2008 associated with our filings with the SEC, and are due to due diligence costs incurred related to potential acquisitions that ultimately were not consummated.

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

          Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests was approximately $1.1 million during the year ended December 31, 2008 compared to $0 for the year ended December 31, 2007. This is related to the 40% non-controlling interests in Woodlake Square and Woodlake Pointe, which was due to our consolidation, effective January 1, 2008, as a result of our additional 20% investment in each of these entities during the second quarter of 2008.

Liquidity and Capital Resources

          We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements, the payment of operating expenses, including interest expense on any outstanding indebtedness, and the payment of distributions to our Partners. As we sell properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our Partners.

          In June 2008, we began consolidating AmREIT Woodlake Square, LP and AmREIT Westheimer Gessner, LP into our results of operations effective January 1, 2008 as a result of the additional 20% interests that we acquired during the second quarter of 2008.

          At December 31, 2009 and December 31, 2008, our cash and cash equivalents totaled approximately $469,000 and approximately $1.0 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007
Operating activities	$1,337	$(2,638)	$360
Investing activities	$(691)	$(16,528)	$(14,547)
Financing activities	$(1,188)	$293	$32,740

          Net cash flows provided by operating activities increased approximately $3.9 million to approximately $1.3 million for the year ended December 31, 2009 compared to net cash used in operating activities of approximately $2.6 million for the year ended December 31, 2008. This increase in operating cash inflows was primarily driven by a net increase in payables of $3.3 million coupled with a net decrease in receivables of approximately $700,000. In 2008, we reimbursed to an affiliate $1.3 million in earnest money and pre-acquisition costs incurred on our behalf related to the acquisitions of the Woodlake Square and Woodlake Pointe properties. In 2008, we also paid $685,000 in expenses that had accrued on the Woodlake Square property during the previous year. Additionally, we paid property taxes of $1.1 million during the 2008 period whereas we paid only $153,000 in property taxes during the 2009 period.

          Net cash used in investing activities decreased approximately $15.8 million to approximately $691,000 for the year ended December 31, 2009 compared to approximately $16.5 million for the year ended December 31, 2008. This decrease in investing outflows was primarily due to a decrease in the acquisition of investment properties; we invested $805,000 in Casa Linda and $52,000 in Shadow Creek Ranch during 2009 compared to investing $2.8 million in Village on the Green, $2.5 million in Woodlake Square, $5.2 million in Woodlake Pointe, $4.8 million in Shadow Creek Ranch and $567,000 in Casa Linda during the 2008 period. In addition to the reduction of investing outflows, we received a net reimbursement of $1.2 million in earnest money deposits during 2009 compared to a net payment of $375,000 during 2008. The decrease in investing outflows was partially offset by a net increase in notes receivable - related party of $582,000.

          Net cash flows used in financing activities increased approximately $1.5 million to approximately $1.2 million for the year ended December 31, 2009 compared to net cash flows provided by financing activities of approximately $293,000 for the year ended December 31, 2008. This decrease in financing inflows was primarily due to a reduction in contributions received of approximately $4.3 million, net of issuance costs, as the Offering was closed on March 31, 2008. The reduction in contributions received was partially offset by a decrease in distributions paid to investors of approximately $2.8 million.

          As of December 31, 2009, Borders, Inc. (“Borders”) constituted our largest tenant as determined by base rents paid. Borders’ lease expired in January 2010, and Borders vacated its space. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1 of the Consolidated Financial Statements, assume no rental income from Borders for the 2010 period. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

          During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt and equity financing. While we expect to generate sufficient cash flow from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such a liquidation is not in the best interest of the Partners at that time.

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

          Contractual Obligations

          As of December 31, 2009, we had the following contractual debt obligations (see also Note 6 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Secured debt	$23,881	$86	$90	$96	$102	$5,694	$29,949
Interest (1)	1,220	337	333	327	321	727	3,265
Total obligations	$25,101	$423	$423	$423	$423	$6,421	$33,214

(1)	Interest expense includes our interest obligations as of December 31, 2009 and does not assume the refinancing of any maturing debt.

          Our $23.8 million variable-rate mortgage loan secured by the Woodlake Square property matures in September 2010. We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. See Note 1 of the Consolidated Financial Statements for discussion of our forecasted 2010 cash flows and plans to generate sufficient liquidity to satisfy our obligations. We serve as the guarantor of debt in the amount of $68.3 million that is the primary obligation of our joint ventures.

          Until we acquire properties, we invest all excess cash in short-term investments. This investment strategy allows us to offset a portion of the interest costs from our fixed-rate mortgage loans and provides us with the liquidity to acquire properties at such time as those suitable for acquisition are located.

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

Conflicts of Interest

          Our General Partner is a subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust. Affiliates of AmREIT act as sponsor, general partner or advisor to various private real estate programs. As such, there are conflicts of interest where AmREIT or its affiliates, while serving in the capacity as sponsor, general partner or advisor for another AmREIT-sponsored program, may be in competition with us in connection with property acquisitions, property dispositions and property management. The compensation arrangements between affiliates of AmREIT and these other AmREIT real estate programs could influence our General Partner’s management of us. See “Item 1. Business – Conflicts of Interest.”

Off Balance Sheet Arrangements

          We had no off balance sheet arrangements as of December 31, 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2009. Based on that evaluation, our General Partner’s CEO and CFO concluded, that as of December 31, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Management’s Report on Internal Control over Financial Reporting

          Our General Partner and its affiliates maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is a process designed under the supervision of the AmREIT principal executive officer and principal financial officer and effected by AmREIT’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

          Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of AmREIT Monthly Income and Growth Fund IV, LP and its subsidiaries are being made only in accordance with authorizations of management and directors of our General Partner; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2009.

          This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

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

Name	Age	Position
H. Kerr Taylor	59	Chairman, President and Chief Executive Officer
Chad C. Braun	37	Vice President, Chief Financial Officer, Treasurer and Secretary
Brett P. Treadwell	40	Managing Vice President – Finance

          H. Kerr Taylor serves as the Chairman, President and CEO of our General Partner and is the sole director of our General Partner. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. For over 24 years he has guided the growth of AmREIT and its predecessors. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 30 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He attended Trinity University, graduating with a Bachelor of Arts degree and then attended Southern Methodist University where he received his Masters Degree in Business Administration. Mr. Taylor also attended law school at South Texas College of Law where he received his Doctor of Jurisprudence. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

          Chad C. Braun serves as the Vice President, CFO, Secretary and Treasurer of the General Partner and as AmREIT’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting, SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 15 years of accounting, financial and real estate experience, and prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions, to a number of real estate investment trusts and private real estate companies. Mr. Braun graduated from Hardin Simmons University with a Bachelor of Business Administration degree in accounting and finance and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

          Brett P. Treadwell serves as our General Partner’s Managing Vice President – Finance and he also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 18 years of accounting, financial and SEC reporting experience. Prior to joining AmREIT in August 2004, he served as a senior manager with PricewaterhouseCoopers LLP and was previously with Arthur Andersen LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2009, we know of no reporting person that has failed to file on a timely basis, as disclosed in the above forms, report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2009.

Code of Ethics

          We are managed by our General Partner, and we have no officers or employees to whom a Code of Ethics would apply.

ITEM 11.	EXECUTIVE COMPENSATION.

We are managed by our General Partner, and we have no directors, executive officers or employees to whom we pay compensation.

See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for the fees and expenses we pay to our General Partner and its affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

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

Partner to certain of its management team. The address of the officers of our General Partner is 8 Greenway Plaza, Suite 1000, Houston, Texas 77046.

          As of March 5, 2010, there were 1,988 Units issued and outstanding owned by 762 investors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

          Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $743,000 in property management, construction management and leasing fees to one of our affiliated entities for the fiscal year ended December 31, 2009. Our Casa Linda Plaza property paid a total of $6.2 million in construction fees to one of our affiliated entities during 2008 and 2009.

For the fiscal year ended December 31,
Type and Recipient	Determination of Amount	2009	2008

Organization and Offering Stage

Dealer Manager Fees - AmREIT Securities Company

Up to 3.25% of the price of Units placed to AmREIT Securities Company, of which up to 0.75% may be reallowed to registered broker-dealers that are members of the Financial Industry Regulatory Authority, Inc. and selected by the Offering’s dealer manager to participate in the Offering.

		No amounts have been paid	$ 557,971

Organization and Offering Expenses - General Partner

Reimbursement of our organization and offering expenses, including legal and accounting fees, printing costs, filing fees and distribution costs. However, this amount is limited to 1.0% of the gross offering proceeds from the Offering.

		No amounts have been paid	$ 41,058

Operating Stage

Asset Management Fee - General Partner

A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.

		$ 430,407	$ 427,554

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	$ 264,000

Development and Redevelopment Fees - General Partner

Development and redevelopment fees on properties we acquire an interest in and for which we intend to develop, redevelop or substantially renovate. These fees will be based on the total project costs, including the cost of acquiring the property, and will be paid as project costs are

		No amounts have been paid	No amounts have been paid

For the fiscal year ended December 31,
Type and Recipient	Determination of Amount	2009	2008

incurred. These fees shall not exceed, for any single property, 6% of the project cost up to $10 million, 5% of the project cost between $10 million and $20 million, and 4% of the project cost in excess of $20 million. We will not pay both acquisition fees and development or redevelopment fees on the same property.

Property Management and Leasing Fees - Affiliates of the General Partner

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

		$ 252,612	$ 197,112

Reimbursement of Operating Expenses - General Partner

We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.

		$ 336,698	$ 131,675

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	$ 8,793	$ 36,909

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

		No amounts have been paid	No amounts have been paid

Liquidating Stage

Distributions of Net Cash Flow - General Partner	Our General Partner is entitled to distributions after our operating period.	No amounts have been paid	No amounts have been paid

(1)	The real estate brokerage commissions payable during the liquidation period will also be payable for Actively Managed properties sold during the operation period.

Joint Ventures with Affiliates

          As of December 31, 2009, we had entered into four joint ventures with our affiliates.

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

          In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas, for approximately $4.8 million. The remaining 90% is owned by an unaffiliated third party and AmREIT.

Directors

          We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.

AmREIT Realty Investment Corporation

          AmREIT Realty Investment Corporation (“ARIC”) is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals that provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.

AmREIT Construction Company

          We have historically engaged AmREIT Construction Company, an affiliate of our General Partner, to provide construction and construction management services for our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services and completed all of its work in progress in 2009. We may engage in the future ARIC, also an affiliate of our General Partner, for construction management services.

In these cases, such services are provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

AmREIT Securities Company

          AmREIT Securities Company is a member firm of Financial Industry Regulatory Authority, Inc., and a wholly owned subsidiary of AmREIT. AmREIT Securities Company was organized in 1999 for the purpose of participating in and facilitating the distribution of securities of AmREIT affiliated entities. As the dealer manager for our Offering of Units, AmREIT Securities Company provided certain sales, promotional and marketing services to us in connection with the distribution of the Units. We paid selling commission and marketing reimbursements to AmREIT Securities Company in connection with our offering, a portion of which was reallowed to participating broker-dealers. Chad Braun is the President, Secretary and Treasurer of AmREIT Securities Company and H. Kerr Taylor serves as its Chairman and the sole member of its board of directors. As of October 2008, AmREIT Securities Company is no longer operating as a broker-dealer. As AmREIT Securities Company has not provided capital-raising services to us since the closing of our Offering in 2006, we expect that the closing of the broker-dealer operation will have no impact on the Partnership.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          KPMG LLP, independent registered public accounting firm and certified public accountants, served as our independent accountants for the fiscal year ended December 31, 2009. The following is an explanation of the fees billed to us by Accountants for professional services rendered for the fiscal years ended December 31, 2009 and December 31, 2008.

Audit Fees

          The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and December 31, 2008 totaled $170,000 and $149,000, respectively. Included in these fees are $41,000 and $0 related to the audit of a significant subsidiary for the years ended December 31, 2009 and 2008, respectively. Also included in these fees are $19,000 and $0 related to the audit of our internal controls for the years ended December 31, 2009 and 2008, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

          The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2009 and 2008.

Audit Committee’s Pre-Approval Policies and Procedures

          The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial Statements. The list of our financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1.

2.	Financial Statement Schedules. The list of our financial statement schedules filed as part of this Annual Report on Form 10-K is set forth on page F-1.

3.	Exhibits.

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

          The following exhibits are filed as part of or incorporated by reference in this Annual Report:

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV
Corporation, its General Partner

Date: March 10, 2010

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

Report of Independent Registered Public Accounting Firm

The Partners of AmREIT Monthly Income & Growth Fund IV, L.P.:

          We have audited the accompanying consolidated balance sheet of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 10, 2010

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2009	December 31, 2008
ASSETS
Real estate investments at cost:
Land	$31,168	$30,927
Buildings	31,060	30,851
Tenant improvements	1,270	1,286
	63,498	63,064
Less accumulated depreciation and amortization	(3,419)	(1,914)
	60,079	61,150

Investment in non-consolidated entities	12,042	11,680
Acquired lease intangibles, net	1,547	2,967
Net real estate investments	73,668	75,797

Cash and cash equivalents	469	1,011
Escrow deposits	115	1,659
Tenant receivables, net	283	223
Accounts receivable - related party	9	739
Notes receivable - related party	162	-
Deferred costs, net	139	188
Other assets	48	52
TOTAL ASSETS	$74,893	$79,669

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$29,949	$30,000
Notes payable - related party	230	-
Accounts payable and other liabilities	1,328	369
Accounts payable - related party	4	302
Derivative liability	678	1,257
Asset retirement obligations	530	535
Acquired below-market lease intangibles, net	1,563	2,004
Security deposits	110	122
TOTAL LIABILITIES	34,392	34,589

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 and 1,991 units outstanding at December 31, 2009 and 2008, respectively	30,293	34,631
Accumulated other comprehensive loss	(263)	(842)
TOTAL PARTNERS’ CAPITAL	30,030	33,789

Non-controlling interests	10,471	11,291
TOTAL CAPITAL	40,501	45,080

TOTAL LIABILITIES AND CAPITAL	$74,893	$79,669

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except for per unit data)

	2009	2008	2007

Revenues:
Rental income from operating leases	$4,917	$5,178	$-
Total revenues	4,917	5,178	-

Expenses:
General and administrative	79	109	94
General and administrative - related party	337	132	62
Asset management fees - related party	430	428	204
Property expense	1,667	1,700	-
Property management fees - related party	198	186	-
Legal and professional	260	457	119
Depreciation and amortization	2,944	3,351	-
Total operating expenses	5,915	6,363	479

Operating loss	(998)	(1,185)	(479)

Other income (expense):
Interest income - related party	6	-	-
Loss on derivative	-	(415)	-
Interest and other income	16	263	523
Interest expense	(1,767)	(1,656)	-
Interest expense - related party	(1)	(24)	(101)
Equity in losses from non-consolidated entities	(1,222)	(795)	(1,123)
Margin tax expense	(20)	(38)	(4)
Total other income (expense)	(2,988)	(2,665)	(705)

Net loss, including non-controlling interests	(3,986)	(3,850)	(1,184)

Net loss attributable to non-controlling interests	590	1,072	-

Net loss attributable to partners	$(3,396)	$(2,778)	$(1,184)

Weighted average units outstanding	1,988	1,970	889
Net loss per unit	$(1,708.25)	$(1,410.15)	$(1,331.83)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2006	$1	$318	$-	$-	$319

Contributions, net of offering costs	-	39,069	-	-	39,069
Net loss (1)	13	(1,197)	-	-	(1,184)
Distributions	(14)	(1,390)	-	-	(1,404)

Balance at December 31, 2007	$-	$36,800	$-	$-	$36,800

Contributions, net of offering costs	-	4,299	-	-	4,299
Contributions from non-controlling interests	-	-	-	12,643	12,643
Net loss (1)	37	(2,815)	-	(1,072)	(3,850)
Distributions	(37)	(3,653)	-	-	(3,690)
Distributions to non-controlling interests	-	-	-	(280)	(280)
Increase in fair value of derivative liability	-	-	(842)	-	(842)

Balance at December 31, 2008	$-	$34,631	$(842)	$11,291	$45,080

Redemptions	-	(62)	-	-	(62)
Net loss (1)	9	(3,405)	-	(590)	(3,986)
Distributions	(9)	(871)	-	-	(880)
Distributions to non-controlling interests	-	-	-	(230)	(230)
Decrease in fair value of derivative liability	-	-	579	-	579

Balance at December 31, 2009	$-	$30,293	$(263)	$10,471	$40,501

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $43, $65 and $25 for the 2009, 2008 and 2007 periods. The cumulative curative allocation since inception of the Partnership is $133. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss, including non-controlling interests	$(3,986)	$(3,850)	$(1,184)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	124	-	-
Loss from non-consolidated entities	1,222	795	1,123
Depreciation and amortization	2,944	3,351	-
Amortization of above- and below-market leases, net	(406)	(438)	-
Amortization of loan acquisition costs	93	92	-
Loss on derivative	-	415	-
(Increase) decrease in tenant receivables	(103)	30	-
Increase in accounts receivable	-	-	(113)
Decrease (increase) in accounts receivable - related party	444	(410)	-
Increase in deferred costs	(56)	(13)	-
Decrease (increase) in other assets	303	8	(10)
Increase (decrease) in accounts payable and other liabilities	878	(805)	100
(Decrease) increase in accounts payable - related party	(103)	(1,686)	444
Decrease in asset retirement obligations	(5)	(165)	-
(Decrease) increase in security deposits	(12)	38	-
Net cash provided by (used in) operating activities	1,337	(2,638)	360

Cash flows from investing activities:
Improvements to real estate	(476)	(316)	-
Acquisition of investment properties	-	(10,452)	-
Increase in notes receivable - related party	(763)	-	-
Payments received on notes receivable - related party	181	-	-
Investment in non-consolidated entities	(878)	(5,385)	(13,007)
Earnest money deposits collected (made, net of reimbursements)	1,245	(375)	(1,540)
Net cash used in investing activities	(691)	(16,528)	(14,547)

Cash flows from financing activities:
Payments on notes payable	(51)	-	(4,926)
Proceeds from notes payable - related party	35	-	-
Contributions	-	4,899	44,011
Limited optional redemptions	(62)	-	-
Issuance costs	-	(600)	(4,942)
Loan acquisition costs	-	(36)	-
Distributions	(880)	(3,690)	(1,403)
Distributions to non-controlling interests	(230)	(280)	-
Net cash (used in) provided by financing activities	(1,188)	293	32,740

Net (decrease) increase in cash and cash equivalents	(542)	(18,873)	18,553
Cash and cash equivalents, beginning of period	1,011	19,349	796
Cash and cash equivalents, beginning of period for previously non-consolidated entities	-	535	-
Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	1,011	19,884	796
Cash and cash equivalents, end of period	$469	$1,011	$19,349

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$1,777	$1,594	$101
Taxes	$26	$10	$-

Supplemental schedule of noncash investing and financing activities:

During 2009, accounts receivable - related party of $168,000 from Shadow Creek Ranch and $118,000 from Cambridge & Holcombe were converted to equity, causing an increase in our investment in non-consolidated entities.

During 2009, notes receivable - related party of $420,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

During 2008, we placed $6.2 million in debt that was funded directly to the buyer in conjunction with our acquisition of the Village on the Green property.

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
December 31, 2009, 2008 and 2007

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

          We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of December 31, 2009, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising approximately 288,000 square feet of gross leasable area and three properties in which we own a non-controlling interest through joint ventures comprising approximately 949,000 square feet of gross leasable area.

          Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and are not currently listed on a national exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or they are transferred pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any established public trading market for the Units will develop.

          During the past two years, the United States has experienced an unprecedented business downturn, coupled with a substantial curtailment of available debt and equity financing. While we expect to generate sufficient cash flow from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the national economy, the bankruptcy or insolvency of one or more of our large tenants could cause our 2010 cash resources to be insufficient to meet our obligations. If necessary, we have the ability to defer capital improvements and to defer payment of certain operating costs, including property taxes, until cash resources are available. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service.

          Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties. See Note 6 for discussion of our debt maturing in 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in ASC 810, Consolidation). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the years ended December 31, 2009, 2008 and 2007. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2009, 2008 and 2007, we recognized no lease termination fees.

          REAL ESTATE INVESTMENTS

          Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the years ended December 31, 2009, 2008 and 2007, interest and taxes in the amount of $246,000, $0 and $0, respectively, were capitalized on properties under development or redevelopment.

          Acquired Properties and Acquired Lease Intangibles - We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations, as we believe most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

          We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to the adoption of the guidance, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the years ended December 31, 2009, 2008 and 2007, we expensed acquisition costs of $7,000, $169,000 and $15,000, respectively.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements.

          Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization will be suspended during the held for sale period. At December 31, 2009 and 2008, we had no properties held for sale.

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

          INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          As of December 31, 2009, we have ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in three of the five joint ventures. Accordingly, our joint venture interests in these three properties are reported under the equity method of accounting pursuant to GAAP. Certain of the significant accounting policies in below are applicable specifically to property-level reporting and represent policies that are therefore primarily relevant at the investee entity level as of December 31, 2009.

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

          RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2009 and 2008, our allowance for uncollectible accounts related to our tenant receivables was $124,000 and $0, respectively.

          Notes Receivable - Related Party- included in notes receivable related party are cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

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

          ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 7 for further discussion regarding our derivative financial instruments.

          DEFERRED COSTS

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs totaled $214,000 and $121,000 as of December 31, 2009 and 2008, respectively. Accumulated amortization related to leasing costs totaled $16,000 and $5,000 as of December 31, 2009 and 2008, respectively.

          INCOME TAXES

          Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $20,000 and $38,000 for the Texas Margin Tax for the years ended December 31, 2009 and 2008, respectively.

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

          FAIR VALUE MEASUREMENTS

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

          Derivative Financial Instruments – In determining the fair value of our derivative instrument, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$ —	$ 678	$ —

          Notes Payable – As of December 31, 2009 and 2008, the carrying value of debt obligations associated with our consolidated entities was approximately $29.9 million and $30 million, respectively, $6.1 million of which represents a fixed-rate obligation with an estimated fair value of $5.7 million and $6.3 million, respectively, based on a discounted cash flow analysis using current market rates of interest. As of December 31, 2009 and 2008, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.4 million and $23.2 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

          CONSOLIDATION OF VARIABLE INTEREST ENTITIES

          In December 2003, the FASB reissued ASC 810 Consolidation. ASC 810 addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights. ASC 810 requires a variable interest entity to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Disclosures are also required about variable interest entities in which a company has a significant variable interest but that it is not required to consolidate. As of December 31, 2009 and 2008, we had no investments in any entities that qualify as variable interest entities pursuant to ASC 810.

          NEW ACCOUNTING STANDARDS

          In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No. 166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of SFAS No. 167 is not expected to have a material impact on our consolidated financial statements.

          In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance is the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that end after September 15, 2009. The Company adopted the use of the Codification for the quarter ending September 30, 2009.

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

          Our operating leases range from one month to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2009 is as follows (in thousands):

2010	$1,999
2011	1,699
2012	1,343
2013	957
2014	777
Thereafter	15,684
$22,459

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.1 million, $1.4 million and $0 during the years ended December 31, 2009, 2008 and 2007, respectively.

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

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%).

          We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities as of December 31, 2009 (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2009	2008
Assets
Property, net	$156,648	$162,642
Cash	2,439	550
Other assets	25,445	22,506
Total Assets	$184,532	$185,698
Liabilities and partners’ capital:
Notes payable	111,715	111,162
Other liabilities	12,485	13,199
Partners capital	60,332	61,337
Total Liabilities and Partners’ Capital	$184,532	$185,698

MIG IV share of net assets	$12,042	$11,680

	Years ended December 31,
Combined Statements of Operations (in thousands)	2009	2008	2007
Revenue
Total Revenue	$11,854	$10,126	$5,046
Expense
Depreciation and amortization	5,872	4,033	2,516
Interest	5,793	5,191	2,172
Other	4,883	3,904	2,018
Total expense	16,548	13,128	6,706
Net loss	$(4,694)	$(3,002)	$(1,660)

MIG IV share of net loss	$(1,222)	$(795)	$(830)

5.	ACQUIRED LEASE INTANGIBLES

          In accordance with ASC 805 we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization expense related to in-place leases was approximately $1,385,000, $1,800,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. We recorded disposals related to in-place leases of $328,000, $41,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $35,000, $53,000 and $0 during the years ended December 31, 2009, 2008 and 2007, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $441,000, $491,000 and $0 during the years ended December 31, 2009, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $41,000, $0 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively, related to lease expirations.

          Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	December 31, 2009	December 31, 2008
Acquired lease intangible assets:
In-place leases	$4,676	$5,004
In-place leases – accumulated amortization	(3,217)	(2,160)
Above-market leases	193	193
Above-market leases – accumulated amortization	(105)	(70)
Acquired leases intangibles, net	$1,547	$2,967

Acquired lease intangible liabilities:
Below-market leases	$2,599	$2,640
Below-market leases – accumulated amortization	(1,036)	(636)
Acquired below-market lease intangibles, net	$1,563	$2,004

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (above and below market leases)
2010	$474	$348
2011	313	323
2012	262	313
2013	135	186
2014	47	41
	$1,231	$1,211

6.	NOTES PAYABLE

          Our outstanding debt at December 31, 2009 consisted of two loans – a fixed-rate mortgage loan of $6.1 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.59% at December 31, 2009), and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.

          We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. See Note 1 for discussion of our forecasted 2010 cash flows and plans to generate sufficient liquidity to satisfy our obligations.

          Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of December 31, 2009, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 7.27 years.

          As of December 31, 2009, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$81	$23,800	$23,881
2011	86	—	86
2012	90	—	90
2013	96	—	96
2014	102	—	102
Thereafter	251	5,443	5,694
Total	$706	$29,243	$29,949

          We serve as guarantor on debt in the amount of $68.3 million that is the primary obligation of our joint ventures. The mortgage for one of our joint ventures in the amount of $23.8 million matures in the fourth quarter of 2010. Should that entity be unable to pay or refinance the mortgage, we would be liable for 25% of the balance. The remaining debt for our joint ventures matures between 2011 and 2015.

          Notes Payable – Related Party - During 2009, we borrowed $230,000 from an affiliate of our General Partner. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0%, and is secured by our investment interest in the Woodlake Pointe and Woodlake Square properties.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $678,000 at December 31, 2009. The swap settles monthly with an amount paid to or received from our counter-party upon settlement being recorded as an adjustment to interest expense. For the years ended December 31, 2009, 2008 and 2007, we paid $954,000, $231,000 and $0, respectively, related to this swap which is included in interest expense.

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

          We have designated our interest rate swap as a hedge for financial reporting purposes, beginning on October 1, 2008. Accordingly, gains or losses resulting from changes in the value of our derivates subsequent to September 30, 2008 will be recorded as an adjustment to our partners’ capital. Prior to October 1, 2008, we had recorded a $415,000 loss on derivative in our consolidated statement of operations which represented the change in value of this derivative during the nine months ended September 30, 2008. The $579,000 decrease in fair value of the derivative liability during the year ended December 31, 2009 has been recorded in partners’ capital as an increase to other comprehensive gain. We could be exposed to losses in the event of nonperformance by the counter-parties.

8.	CONCENTRATIONS

          As of December 31, 2009, each of our three consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 80% and 82% of our rental income for the years ended December 31, 2009 and 2008, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by our top tenants during the years ended December 31, 2009, 2008 and 2007 (in thousands):

Tenant	2009	2008	2007
Borders	$834	$851	$—
Walgreens	332	332	—
Randall’s	242	242	—
Jos A. Bank	207	207	—
Paesano’s	194	142	—
	$1,809	$1,774	$—

          As of December 31, 2009, Borders, Inc. (“Borders”) constituted our largest tenant as determined by base rents paid. Borders’ lease expired in January 2010, and Borders vacated its space. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1, assume no rental income from Borders for the 2010 period. We expected this impending lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this plan. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. No assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

9.	PARTNERS’ CAPITAL AND MINORITY INTEREST

          The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

          Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. During the year ended December 31, 2009, we received five redemption requests, three of which were denied in the aggregate amount of $253,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. During the year ended December 31, 2008, we received one redemption request in the aggregate amount of $46,000, which was denied. We received no redemption requests during the year ended December 31, 2007. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

          Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning in January 2009 through June 2009, we paid a distribution of 3.0% per annum on invested capital. Effective July 15, 2009 we suspended payment of all distributions and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

•

First - 100% to the Limited Partners (in proportion to their unreturned actual invested capital) until such time as the Limited Partners have received cumulative distributions from all sources equal to 100% of their actual invested capital (calculated using the actual purchase price per unit);

•	Second - 100% to the General Partner until it has received cumulative distributions from all sources equal to 100% of its actual invested capital of $1,000;

•

Third - 1% to the General Partner and 99% to the limited partners on a per unit basis until such time as the limited partners have received cumulative distributions from all sources equal to 8.5% per annum, cumulative, uncompounded return on their unreturned deemed capital contributions (which will be equal to (i) the product of $25,000 per unit (regardless of the purchase price paid for a unit) multiplied by the number of units owned by a partner, reduced by (ii) the aggregate amount of any distributions received that constitute a return of capital contributions);

•

Fourth – 100% to the General Partner until it has received cumulative distributions from all sources (other than with respect to the Units it purchased) in an amount equal to 40% of the net cash flow paid to date to the Limited Partners in excess of their actual invested capital; and

•	Thereafter - 60% to the limited partners on a per unit basis and 40% to the General Partner.

          Non-controlling Interests – Non-controlling interests represent a 40% ownership interest that two of our affiliates have in two real estate partnerships that we consolidate as a result of our 60% controlling financial interest in such partnerships.

10.	RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2009, 2008 and 2007:

Type of Service	Service Description & Compensation	2009	2008	2007
Dealer Manager Fees	Dealer manager fees (3.25%) received for placement of the limited partnership units.	$—	$557,971	$4,744,162
Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	—	41,058	198,784
Total		$—	$599,029	$4,942,946

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2009, 2008 and 2007:

Type of Service	Service Description & Compensation	2009	2008	2007
Asset Management	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$430,407	$427,554	$203,621
Acquisition	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	—	264,000	—
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

		—	—	—
Property Management and Leasing	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	252,612	197,112	—
Brokerage	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	—	—	—

Type of Service	Service Description & Compensation	2009	2008	2007
Reimbursement of Operating Expenses	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	336,698	131,675	62,350
Total		$1,019,717	$1,020,341	$265,971

          In addition to the above fees paid by us, the non-consolidated entities in which we have an investment paid a total of $743,000, $385,000 and $236,000 in property management, construction management and leasing fees to one of our affiliated entities for the years ended December 31, 2009, 2008 and 2007. Our Casa Linda Plaza property paid a total of $6.2 million in construction fees to one of our affiliated entities during 2008 and 2009.

11.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

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

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

          Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

          In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2009, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $530,000. Accordingly, we have reduced the asset retirement obligation by $170,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of December 31, 2009, we had a remaining asset retirement obligation related to this matter of $530,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

13.	SUBSEQUENT EVENTS

          In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions through March 10, 2010. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

MIG IV Schedule III

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2009

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Woodlake Square	18,919,808	18,948,617	134,585	19,054,393	18,948,617	38,003,010	(2,208,264)	08/31/2007	23,800,000
Woodlake Pointe	7,617,318	8,845,089	344,508	7,720,863	9,086,052	16,806,915	(790,921)	11/21/2007	-
Village on the Green	5,468,698	3,133,574	86,427	5,555,125	3,133,574	8,688,699	(419,347)	03/25/2008	6,148,831

Total	$32,005,824	$30,927,280	$565,520	$32,330,381	$31,168,243	$63,498,624	$(3,418,532)		$29,948,831

Activity within real estate and accumulated depreciation during the three years ended December 31, 2009 are as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2006	$-	$-
Acquisitions / additions (Note A)	50,070,116	-
Disposals	-	-
Depreciation expense (Note A)	-	378,621
Balance at December 31, 2007	$50,070,116	$378,621
Acquisitions / additions (Note A)	13,002,961	-
Disposals	(8,606)	(8,606)
Depreciation expense (Note A)	-	1,544,331
Balance at December 31, 2008	$63,064,471	$1,914,346
Acquisitions / additions (Note A)	475,886	-
Disposals	(41,733)	(41,733)
Depreciation expense (Note A)	-	1,545,919
Balance at December 31, 2009	$63,498,624	$3,418,532

Note A - MIG IV acquired 40% investment interests in Woodlake Square and Woodlake Pointe during 2007; thus, the operations of these properties were accounted for using the equity method of accounting. In June 2008, MIG IV acquired an additional investment interest of 20% in the two properties and began consolidating their results of operations, effective January 1, 2008.

Report of Independent Registered Public Accounting Firm

The Partners of AmREIT Casa Linda, L.P.:

          We have audited the accompanying balance sheets of AmREIT Casa Linda, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Casa Linda, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Houston, Texas
March 10, 2010

SCHEDULE IV ― FINANCIAL STATEMENTS AND NOTES FOR AmREIT CASA LINDA, L.P.

AmREIT CASA LINDA, L.P.
BALANCE SHEETS
December 31, 2009 and December 31, 2008
(in thousands)

	December 31, 2009	December 31, 2008
ASSETS
Real estate investments at cost:
Land	$11,420	$11,420
Buildings	36,784	34,546
Tenant improvements	1,330	752
	49,534	46,718
Less accumulated depreciation and amortization	(4,314)	(2,849)
	45,220	43,869

Intangible lease cost, net	1,670	2,286
Net real estate investments	46,890	46,155

Cash and cash equivalents	109	338
Tenant receivables	339	384
Deferred costs, net	620	467
Other assets	2,137	2,212
TOTAL ASSETS	$50,095	$49,556

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Notes payable	$37,950	$37,950
Notes payable - related party	307	-
Accounts payable and accrued liabilities	1,314	1,378
Accounts payable - related party	1	177
Asset retirement obligations	800	800
Below market leases, net	115	418
Security deposits	104	127
TOTAL LIABILITIES	40,591	40,850

Partners’ capital:
General partner	-	-
Limited partners	9,504	8,706
TOTAL PARTNERS’ CAPITAL	9,504	8,706
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$50,095	$49,556

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007

Revenues:
Rental income from operating leases	$4,340	$4,737	$5,004
Total revenues	4,340	4,737	5,004

Expenses:
General and administrative	30	25	54
Property expense	1,557	1,350	1,670
Property management fees - related party	164	174	163
Legal and professional	69	82	113
Depreciation and amortization	2,017	2,146	2,497
Total expenses	3,837	3,777	4,497

Operating income	503	960	507

Other income (expense):
Interest and other income	37	41	42
Interest expense	(2,170)	(2,176)	(2,172)
Interest expense - related party	(6)	-	-
Margin tax expense	(16)	(28)	(36)
Total other income (expense)	(2,155)	(2,163)	(2,166)

Net loss	$(1,652)	$(1,203)	$(1,659)

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	General Partner	Limited Partners	Total
Balance at December 31, 2006	$-	$10,432	$10,432

Net loss (1)	-	(1,659)	(1,659)

Balance at December 31, 2007	$-	$8,773	$8,773

Contributions	-	1,136	1,136
Net loss (1)	-	(1,203)	(1,203)

Balance at December 31, 2008	$-	$8,706	$8,706

Contributions	-	2,450	2,450
Net loss (1)	-	(1,652)	(1,652)

Balance at December 31, 2009	$-	$9,504	$9,504

(1)

The allocation of net loss includes a curative allocation to increase the GP capital account by $17, $12 and $17 for the years ended December 31, 2009, 2008 and 2007, respectively, as the partnership agreement provides that no partner shall be required to fund a deficit balance in their capital account. The cumulative curative allocation since inception of the Partnership is $47.

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,652)	$(1,203)	$(1,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	45	25	-
Depreciation and amortization	2,017	2,146	2,497
Amortization of above and below market leases, net	(114)	(362)	(480)
Amortization of loan acquisition costs	61	61	64
Decrease (increase) in tenant receivables	-	111	(405)
Increase in deferred costs	(281)	(168)	(44)
Decrease (increase) in other assets	75	3,442	(772)
Increase (decrease) in accounts payable and accrued liabilities	(20)	(180)	1,483
Increase (decrease) in accounts payable - related party	(95)	60	(145)
Increase (decrease) in security deposits	(23)	19	(12)
Net cash provided (used in) by operating activities	13	3,951	527

Cash flows from investing activities:
Improvements to real estate	(2,729)	(4,999)	(277)
Net cash used in investing activities	(2,729)	(4,999)	(277)

Cash flows from financing activities:
Proceeds from notes payable - related party	712	-	-
Payments on notes payable - related party	(180)	-	-
Contributions	1,955	1,136	-
Net cash provided by financing activities	2,487	1,136	-

Net increase (decrease) in cash and cash equivalents	(229)	88	250
Cash and cash equivalents, beginning of period	338	250	-
Cash and cash equivalents, end of period	$109	$338	$250

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$2,109	$2,114	$1,929
Taxes	$24	$32	$-

   Supplemental schedule of non-cash transactions:

During the year ended December 31, 2009, $75,000 of accounts payable to our limited partners was reclassified to equity contributions from limited partners.

During the year ended December 31, 2009, $420,000 of notes payable to one of our limited partners was reclassified to equity contributions from limited partners.

During the year ended December 31, 2009, we financed $145,000 of improvements to real estate through notes payable-related party.

See Notes to Financial Statements.

AmREIT CASA LINDA, L.P.

NOTES TO FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1.	DESCRIPTION OF BUSINESS

          AmREIT Casa Linda, L.P., a Texas limited partnership (the “Partnership”), was formed on December 8, 2006 to acquire Casa Linda, (the “Property”) a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of 324,569 square feet. During the year ended December 31, 2009, the property completed a substantial renovation that will allow it to maintain its historical character and prominence in the community, while updating the property’s features. This renovation was completed in April 2009 at a cost of $7.1 million. The General Partner of the Partnership is AmREIT Casa Linda GP, Inc. The General Partner maintains its principal place of business in Houston, Texas.

          The limited partners of the Partnership are AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”) and AmREIT Monthly Income & Growth Fund IV, L.P. (“MIG IV”). Distributions are split between the partners in accordance with each partner’s ownership percentage. We have contracted with AmREIT Realty Investment Corporation (“ARIC”) to provide property management and leasing services. ARIC is a wholly-owned subsidiary of AmREIT, a Maryland corporation that has elected to be taxed as a real estate investment trust, and is an affiliate of MIG III and MIG IV.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the primary source of authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. Although the establishment of ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

          REVENUE RECOGNITION

          We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases and although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2009, 2008 and 2007, we recognized percentage rents of $5,000, $35,000 and $26,000, respectively. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination we provide for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2009, 2008 and 2007, we recognized no lease termination fees.

          REAL ESTATE INVESTMENTS

          Redevelopment - Land, buildings and improvements are recorded at cost. Expenditures related to the redevelopment of real estate are carried at cost which includes capitalized carrying charges and redevelopment costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized to building improvements.

          Acquired Properties and Acquired Lease Intangibles - We account for real estate acquisitions pursuant to ASC 805 Business Combinations. Accordingly, we allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values.

Identifiable intangibles include amounts allocated to acquired above and below-market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above-market and in-place leases are recorded as intangible lease costs, and intangibles related to below-market leases are recorded as below-market leases. Amortization of above and below-market leases and in-place leases recorded as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 20 years for site improvements and over the term of lease for tenant improvements.

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

          RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2009 and 2008, our allowance for uncollectible accounts related to our tenant receivables was $67,000 and $25,000, respectively.

          DEFERRED COSTS

          Deferred costs include loan acquisition costs and deferred leasing costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements.

Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense over the lease term. Accumulated amortization related to loan acquisition costs as of December 31, 2009 and 2008 totaled $190,000 and $128,000, respectively. Accumulated amortization related to leasing costs as of December 31, 2009 and 2008 totaled $89,000 and $35,000, respectively.

          INCOME TAXES

          Federal - No provision for U.S. federal income taxes is included in the accompanying financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740 Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2009 and 2008 totaled $31,000 and $33,000, respectively.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          Our financial instruments consist primarily of cash and cash equivalents, tenant receivables, note payable, notes payable – related party, accounts payable and accrued liabilities, and accounts payable-related party. The carrying value of all but the notes payable are representative of their respective fair values due to the short-term nature of these instruments.

          In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. Based on these estimates, the fair value of notes payable was $37.1 million and $38.8 million at December 31, 2009 and 2008, respectively.

          NEWACCOUNTING STANDARDS

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. We believe the consolidation requirements of SFAS No. 167 will not have an impact on our financial statements as we do not have any investments that would be considered variable interest entities.

          In June 2009, the FASB issued ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. ASC 105 is effective for all quarterly and annual reporting periods ending after September 15, 2009. We adopted the provisions of ASC 105 in 2009. Such adoption only changed the way we refer to GAAP to reflect the updated referencing convention and did not have an impact on our financial statements.

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

          Our operating leases generally range from one month to twelve years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2009 is as follows:

2010	$2,955,000
2011	2,418,000
2012	1,963,000
2013	1,550,000
2014	1,270,000
Thereafter	6,490,000
Total	$16,646,000

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $1.1 million, $1.1 million and $1.3 million during the years ended December 31, 2009, 2008 and 2007, respectively.

4.	ACQUIRED LEASE INTANGIBLES

          In accordance with ASC 805, Business Combinations, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one month to approximately fourteen years. The amortization of above-market leases is recorded as a reduction of rental income and the amortization of in-place leases is recorded as depreciation and amortization expense. The amortization expense related to in-place leases was approximately $428,000, $701,000 and $1.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $188,000, $165,000 and $173,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from one month to approximately five years. Accretion of below-market leases was approximately $303,000, $527,000 and $653,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Such accretion is recorded as an increase to rental income.

          Acquired in-place lease and above and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	As of December 31, 2009	As of December 31, 2008

Acquired lease intangible assets:
In-place leases	$2,236	$2,440
In-place leases - accumulated amortization	(1,748)	(1,525)
Above-market leases	1,649	1,718
Above-market leases - accumulated amortization	(467)	(347)
Acquired lease intangibles, net	$1,670	$2,286

Acquired lease intangible liabilities:
Below-market leases	$1,232	$1,409
Below-market leases - accumulated accretion	(1,117)	(991)
Acquired below-market lease intangibles, net	$115	$418

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year ending December 31,	Amortization expense (in-place leases)	Rental income (above and below-market leases)

2010	$165	$(69)
2011	70	(110)
2012	45	(134)
2013	41	(137)
2014	37	(139)
Totals	$358	$(589)

5.	NOTES PAYABLE

          Our outstanding debt at December 31, 2009 and 2008 consisted entirely of a $38.0 million fixed-rate mortgage loan, which requires monthly interest-only payments and matures in January 2014. Our mortgage loan is secured by certain real estate properties and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. Our mortgage loan is fully guaranteed by our limited partners, MIG III and MIG IV.

          As of December 31, 2009, the interest rate on our fixed-rate debt is 5.5%, and the remaining life is 4 years. Scheduled principal repayments on our note payable for the next 5 years are as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments

2010	$-	$-	$-
2011	-	-	-
2012	-	-	-
2013	-	-	-
2014	-	37,950	37,950
Thereafter	-	-	-
Total	$-	$37,950	$37,950

6.	CONCENTRATIONS

          As of December 31, 2009, Casa Linda consisted of 61 tenants; none of which comprised more than 10% of our total base rent. Following are the base rents generated by our top five tenants during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year ended December 31,

Tenant	2009	2008	2007

Albertson’s	$287	$287	$287
Chilis	186	148	144
El Fenix Restaurant	181	181	181
PETCO	181	178	178
Highland Park Cafeteria	173	179	131
Totals	$1,008	$973	$921

7.	RELATED PARTY TRANSACTIONS

          We have no employees or offices. We rely on our General Partner to manage our business and affairs. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties to us. These services primarily include the supervision of the management, leasing of the Property, construction management related to the redevelopment of the Property and brokerage commissions related to disposition of the property. As a result, we are dependent upon AmREIT and its affiliates. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. During the years ended December 31, 2009, 2008 and 2007, we incurred property management and leasing fees of $443,000, $330,000 and $207,000, respectively. Our managing member and its affiliates receive fees primarily for providing services to us in the areas of property management and leasing. We have incurred $382,000 in construction management fees and $6.2 million in construction fees since the redevelopment began in April 2008. These fees have been capitalized to building.

8.	COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

          Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

          In conjunction with our acquisition of Casa Linda in December 2006, we identified an environmental exposure caused by a dry cleaning business that operated on the property prior to our ownership. We estimate that our obligation related to remediation of this exposure will be approximately $800,000. Such amount has been placed in escrow and represents the deductible amount under an environmental insurance policy that we placed on the property upon acquisition. We have recorded an asset retirement obligation for $800,000 and capitalized those estimated costs to Land in our accompanying balance sheet. We believe that this matter will not have an adverse effect on our financial position or results of operations, and we are aware of no other environmental exposures.

9.	SUBSEQUENT EVENTS

          In May 2009, the FASB issued ASC 855, Subsequent Events, which we adopted in the second quarter of 2009. We have evaluated all events or transactions through March 10, 2010. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.