Form 10-Q
period 2010-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2010-05-14
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(in thousands, except unit data)

	March 31, 2010	December 31, 2009
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$31,242	$31,168
Buildings	31,147	31,060
Tenant improvements	1,017	1,270
	63,406	63,498
Less accumulated depreciation and amortization	(7,552)	(3,419)
	55,854	60,079

Investment in non-consolidated entities	12,152	12,042
Acquired lease intangibles, net	1,355	1,547
Net real estate investments	69,361	73,668

Cash and cash equivalents	128	469
Tenant receivables, net	264	283
Accounts receivable - related party	5	9
Notes receivable - related party	83	162
Deferred costs, net	150	139
Other assets	194	163
TOTAL ASSETS	$70,185	$74,893

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$29,928	$29,949
Notes payable - related party	893	230
Accounts payable and other liabilities	794	1,328
Accounts payable - related party	64	4
Derivative liability	465	678
Asset retirement obligations	530	530
Acquired below-market lease intangibles, net	1,462	1,563
Security deposits	123	110
TOTAL LIABILITIES	34,259	34,392

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at March 31, 2010 and December 31, 2009, respectively	27,069	30,293
Accumulated other comprehensive loss	(50)	(263)
TOTAL PARTNERS’ CAPITAL	27,019	30,030

Non-controlling interests	8,907	10,471
TOTAL CAPITAL	35,926	40,501

TOTAL LIABILITIES AND CAPITAL	$70,185	$74,893

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended March 31,
	2010	2009

Revenues:
Rental income from operating leases	$921	$1,314
Total revenues	921	1,314

Expenses:
General and administrative	15	15
General and administrative - related party	76	68
Asset management fees - related party	108	108
Property expense	371	433
Property management fees - related party	29	52
Legal and professional	77	59
Depreciation and amortization	4,624	768
Total operating expenses	5,300	1,503

Operating loss	(4,379)	(189)

Other income (expense):
Interest income - related party	2	—
Interest and other income	1	8
Interest expense	(433)	(443)
Interest expense - related party	(9)	—
Equity in losses from non-consolidated entities	(212)	(286)
Margin tax expense	(7)	(7)
Total other income (expense)	(658)	(728)

Net loss, including non-controlling interests	(5,037)	(917)

Net loss attributable to non-controlling interests	1,813	145

Net loss attributable to partners	$(3,224)	$(772)

Weighted average units outstanding	1,988	1,989
Net loss per unit	$(1,621.73)	$(388.13)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2009	$—	$30,293	$(263)	$10,471	$40,501

Net loss (1)	—	(3,224)	—	(1,813)	(5,037)
Contributions from non-controlling interests	—	—	—	249	249
Decrease in fair value of derivative liability	—	—	213	—	213

Balance at March 31, 2010	$—	$27,069	$(50)	$8,907	$35,926

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $32 for the three months ended March 31, 2010. The cumulative curative allocation since inception of the Partnership is $165. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interests	$(5,037)	$(917)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	(7)	8
Loss from non-consolidated entities	212	286
Depreciation and amortization	4,624	768
Amortization of above- and below-market leases, net	(93)	(108)
Amortization of loan acquisition costs	23	24
Decrease (increase) in tenant receivables	26	(120)
(Increase) decrease in accounts receivable - related party	(5)	432
Increase in deferred costs	(43)	(12)
Increase in other assets	(31)	(46)
(Decrease) increase in accounts payable and other liabilities	(608)	356
Increase (decrease) in accounts payable - related party	123	(134)
Increase (decrease) in security deposits	13	(8)
Net cash (used in) provided by operating activities	(803)	529

Cash flows from investing activities:
Improvements to real estate	(132)	(62)
Increase in notes receivable - related party	(1)	—
Investment in non-consolidated entities	(233)	(387)
Reimbursement of earnest money deposits	—	1,245
Net cash (used in) provided by investing activities	(366)	796

Cash flows from financing activities:
Payments on notes payable	(21)	—
Proceeds from notes payable - related party	600	—
Limited optional redemptions	—	(62)
Distributions	—	(378)
Contributions from non-controlling interests	249	—
Distributions to non-controlling interests	—	(92)
Net cash provided by (used in) financing activities	828	(532)

Net (decrease) increase in cash and cash equivalents	(341)	793
Cash and cash equivalents, beginning of period	469	1,011
Cash and cash equivalents, end of period	$128	$1,804

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$298	$411

Supplemental schedule of noncash investing and financing activities:

During 2010, notes receivable - related party of $80,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

During 2010, we capitalized $74,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

During 2010, $63,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

We commenced our principal operations on January 12, 2007, when we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of March 31, 2010, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising approximately 288,000 square feet of gross leasable area and three properties in which we own a non-controlling interest through joint ventures comprising approximately 949,000 square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we expect to generate sufficient cash flows from operations in 2010 to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe that such liquidation is not in the best interests of the partners at that time.

Projected cash sources and uses for the Partnership’s 2010 fiscal year indicate certain periods of cash shortfalls within the twelve month period; however, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. However, no assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties. See Note 5 for a discussion of our debt maturing in 2010.

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

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2009 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

REVENUE RECOGNITION

We lease space to tenants under agreements with varying terms. All of the leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. We have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be finished space, and revenue recognition therefore begins when the improvements are substantially complete.

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the three months ended March 31, 2010 and 2009. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2010 and 2009, we recognized no lease termination fees.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the three months ended March 31, 2010 and 2009, interest and taxes in the amount of $74,000 and $61,000, respectively, were capitalized on properties under development or redevelopment.

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

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the three months ended March 31, 2010 and 2009, we expensed acquisition costs of $0 and $3,000, respectively.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of March 31, 2010 and December 31, 2009, we had no properties held for sale.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We have not incurred any impairment losses since our inception.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of March 31, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $117,000 and $124,000, respectively.

Notes Receivable - Related Party – Included in notes receivable - related party are cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments pursuant to ASC 815, Derivatives and Hedging. ASC 815 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. We have designated these interest rate swaps as cash flow hedges for financial reporting purposes. We do not use derivative financial instruments for trading or speculative purposes.

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. Accumulated amortization related to loan acquisition costs totaled $237,000 and $214,000 as of March 31, 2010 and December 31, 2009, respectively. Accumulated amortization related to leasing costs totaled $18,000 and $16,000 as of March 31, 2010 and December 31, 2009, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $7,000 for the Texas Margin Tax for each of the three months ended March 31, 2010 and 2009.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Financial Instruments – In determining the fair value of our derivative instrument, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of March 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$465	$—

Notes Payable – As of March 31, 2010 and December 31, 2009, the carrying value of debt obligations associated with our consolidated entities was approximately $29.9 million, $6.1 million of which represents a fixed-rate obligation with an estimated fair value of $5.7 million, based on a discounted cash flow analysis using current market rates of interest. As of March 31, 2010 and December 31, 2009, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.5 million and $23.4 million, respectively, based on a discounted cash flow analysis using current market rates of interest.

NEW ACCOUNTING STANDARDS

In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810 - Consolidation. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities–an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. We adopted the provisions of ASC 810 on January 1, 2010. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

CASH AND CASH EQUIVALENTS

We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

INTEREST

Interest is charged to interest expense as it accrues. No interest has been capitalized on our wholly-owned property since the inception of the Partnership.

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

Since inception, we have made the following investments in three entities through which we own an interest in three properties:

•

In January 2007, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”), an affiliated AmREIT entity.

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

We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2010 and 2009, as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenue	$3,411	$3,044
Depreciation and amortization	(1,451)	(905)
Interest expense	(1,440)	(1,437)
Net loss	(775)	(525)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $184,000 and $373,000 for the three months ended March 31, 2010 and 2009, respectively. We recorded disposals of in-place leases of $1.7 million and $203,000 for the three months ended March 31, 2010 and 2009, respectively, related to lease expirations. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $8,000 for each of the three months ended March 31, 2010 and 2009. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $101,000 and $117,000 for the three months ended March 31, 2010 and 2009, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $65,000 and $35,000 for the three months ended March 31, 2010 and 2009, respectively, related to lease expirations.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	March 31, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$2,995	$4,676
In-place leases – accumulated amortization	(1,720)	(3,217)
Above-market leases	193	193
Above-market leases – accumulated amortization	(113)	(105)
Acquired lease intangibles, net	$1,355	$1,547

Acquired lease intangible liabilities:
Below-market leases	$2,534	$2,599
Below-market leases – accumulated amortization	(1,072)	(1,036)
Acquired below-market lease intangibles, net	$1,462	$1,563

5.	NOTES PAYABLE

Our outstanding debt at March 31, 2010 consisted of two loans – a fixed-rate mortgage loan of $6.1 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.58% at March 31, 2010) and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan.

We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. In the event that such financing is unavailable and we default on the note, the lender has the right to foreclose on the property. We and our affiliate, MIG III, are jointly and severally liable for up to an aggregate 25% of the $23.8 million loan amount. See Note 1 for discussion of our forecasted 2010 cash flows and plans to generate sufficient liquidity to satisfy our obligations.

Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of March 31, 2010, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 7.0 years.

As of March 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$60	$23,800	$23,860
2011	86	—	86
2012	90	—	90
2013	96	—	96
2014	102	—	102
Thereafter	251	5,443	5,694
Total	$685	$29,243	$29,928

We serve as the guarantor of debt in the amount of $62.3 million that is the primary obligation of our non-consolidated joint ventures.

Notes Payable – Related Party – As of March 31, 2010 and December 31, 2009, the balance of our notes payable – related party was $893,000 and $230,000, respectively. During the three months ended March 31, 2010, we borrowed $600,000 from an affiliate of our General Partner. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $465,000 at March 31, 2010. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the three months ended March 31, 2010 and 2009, we paid $152,000 and $189,000, respectively, related to this swap which is included in interest expense.

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

As of March 31, 2010 and December 31, 2009, each of our three consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 78% and 80% of our rental income for the three months ended March 31, 2010 and 2009, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
Tenant	2010	2009
Walgreens	$83	$83
Borders	70	209
Randall’s	61	61
Jos A. Bank	52	52
Paesano’s	49	46
	$315	$451

As of December 31, 2009, Borders, Inc. (“Borders”) constituted our largest tenant as determined by base rents paid. Borders’ lease expired in January 2010, and Borders vacated its space. Accordingly, our 2010 forecasted cash flows, as addressed in Note 1, assume no rental income from Borders for the 2010 period. We expected this lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this redevelopment plan and are in active discussions with several potential tenants. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. Accordingly, no assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received no redemption requests during the three months ended March 31, 2010. During the three months ended March 31, 2009, we received four redemption requests, two of which were denied in the aggregate amount of $115,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning in January 2009 through June 2009, we paid a distribution of 3.0% per annum on invested capital. Effective July 15, 2009, we suspended payment of all distributions and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months March 31, 2010 and 2009:

	Three months ended March 31,
Type of service	2010	2009
Asset management fees	$108	$108
Property management fees and leasing costs	67	63
Administrative costs reimbursements	76	68
	$251	$239

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $137,000 and $130,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2010 and 2009, respectively. See also Note 3 regarding investments in non-consolidated entities.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the three months ended March 31, 2010 and 2009.

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

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses which were operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2009, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $530,000. Accordingly, we have reduced the asset retirement obligation by $170,000 and released a corresponding amount to the seller pursuant to the terms of the escrow agreement. As of March 31, 2010, we have a remaining asset retirement obligation related to this matter of $530,000. We believe that these matters will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

12.	SUBSEQUENT EVENTS

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Certain information presented in this Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

Overview

We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments throughout Texas. We focus on properties characterized by high automobile traffic counts, high populations, high household incomes and limited opportunities for competition.

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

As of March 31, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we own investment interests through joint ventures comprised of approximately 949,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2010 and 2009. As of March 31, 2010, our properties had an average occupancy rate of approximately 71%, and the average debt leverage ratio of the properties in which we own an interest was approximately 59%, with 83% of such debt carrying a fixed-rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of March 31, 2010, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on January 12, 2007, when we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of March 31, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we owned investment interests through joint ventures comprised of approximately 949,000 square feet of gross leasable area.

Our direct property acquisition was accounted for as a purchase and the results of its operations are included in our consolidated financial statements from the date of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them. Until June 2008, we reported our interest in AmREIT Woodlake, LP and AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we are now consolidating their financial position and the results of operations in the accompanying consolidated financial statements. See Note 3 to the financial statements included in this Report for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2009

Revenue. Revenue decreased approximately $400,000 to approximately $921,000 during the three months ended March 31, 2010 compared to approximately $1.3 million for the three months ended March 31, 2009. The decrease is primarily due to decreased revenue from Woodlake Square and Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses. As we are in the early stages of redeveloping these properties, we have not aggressively pursued lease renewals related to lease expirations.

Property Expense. Property expense decreased approximately $62,000 to approximately $371,000 during the three months ended March 31, 2010 compared to approximately $433,000 for the three months ended March 31, 2009. This decrease was due to a decrease in property tax expense and security expense. We began capitalizing property taxes on Woodlake Pointe during 2009 as the property is planned for a major redevelopment.

Property Management Fees – Related Party. Property management fees decreased approximately $23,000 to approximately $29,000 during the three months ended March 31, 2010 compared to approximately $52,000 for the three months ended March 31, 2009. Property management fees are calculated based on tenant billings. Tenant billings have decreased due to reduced occupancy rates at Woodlake Square and Woodlake Pointe.

Legal and Professional Fees. Legal and professional fees increased approximately $18,000 to approximately $77,000 during the three months ended March 31, 2010 compared to approximately $59,000 for the three months ended March 31, 2009. The increase was primarily due to the payment of tax fees during the first quarter of 2010, which during 2009 were paid during the second quarter.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $3.8 million to approximately $4.6 million during the three months ended March 31, 2010 compared to $768,000 for the three months ended March 31, 2009. This increase was due to the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current plan to demolish such buildings as part of the redevelopment, which is scheduled to begin in June 2010.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $74,000 to approximately $212,000 for the three months ended March 31, 2010 compared to approximately $286,000 for the three months ended March 31, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is attributable to Shadow Creek Ranch and Casa Linda. Net loss on both properties has decreased due to tenant lease-ups.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $1.7 million to approximately $1.8 million during the three months ended March 31, 2010 compared to net loss attributable to non-controlling interests of approximately $145,000 for the three months ended March 31, 2009. This increase was primarily due to our revised estimate of the useful lives of certain buildings resulting in an increase in depreciation expense on Woodlake Square, which is attributable to the redevelopment scheduled to begin in June 2010.

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

As of March 31, 2010 and December 31, 2009, our cash and cash equivalents totaled approximately $128,000 and approximately $469,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Operating activities	$(803)	$529
Investing activities	(366)	796
Financing activities	828	(532)

Net cash flows used in operating activities increased approximately $1.3 million to approximately $803,000 for the three months ended March 31, 2010 compared to net cash flows provided by operating activities of approximately $529,000 for the three months ended March 31, 2009. This increase in operating cash outflows was primarily attributable to a reduction in rental income of approximately $400,000 (primarily due to reduced occupancy rates at Woodlake Square and Woodlake Pointe), coupled with payments of 2009 property taxes of approximately $925,000 in the first quarter of 2010.

Net cash flows used in investing activities increased approximately $1.2 million to approximately $366,000 for the three months ended March 31, 2010 compared to net cash flows provided by investing activities of approximately $796,000 for the three months ended March 31, 2009. This increase in investing outflows was primarily due to a net reimbursement of $1.2 million in earnest money deposits that we received during the three months ended March 31, 2009. We had no such inflows during the 2010 period.

Net cash flows provided by financing activities increased approximately $1.4 million to approximately $828,000 for the three months ended March 31, 2010 compared to net cash flows used in financing activities of approximately $532,000 for the three months ended March 31, 2009. This increase in financing inflows was primarily attributable to proceeds received from notes payable – related party of approximately $600,000 and contributions received from non-controlling interests of approximately $249,000 during the three months ended March 31, 2010. Additionally, during the three months ended March 31, 2009, we paid distributions of approximately $378,000, paid distributions to non-controlling interests of approximately $92,000, and redeemed two Units for approximately $62,000, none of which occurred during the three months ended March 31, 2010.

Our $23.8 million loan secured by the Woodlake Square property matures in September 2010. We expect to be able to refinance the Woodlake Square loan by September 2010, either with our existing lender or another lender. However, no assurance can be given that we will be able to obtain such financing. In the event that such financing is unavailable and we default on the note, the lender has the right to foreclose on the property. We and our affiliate, MIG III, are jointly and severally liable for up to an aggregate 25% of the $23.8 million loan amount. We are actively seeking joint venture capital which will allow us to commence the redevelopment of the Woodlake Square property and believe that we will have this capital in place by June 2010. In the event that we are unable to obtain this capital, we may be required to defer the redevelopment of the center until such time as the capital was available.

As of December 31, 2009, Borders, Inc. (“Borders”) constituted our largest tenant as determined by base rents paid. Borders’ lease expired in January 2010, and Borders vacated its space. Accordingly, our 2010 forecasted cash flows assume no rental income from Borders for the 2010 period. We expected this lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this redevelopment plan and are in active discussions with several potential tenants. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. Accordingly, no assurance can be given that a new lease would be procured on the same terms as the Borders’ lease, or at all.

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we expect to generate sufficient cash flows from operations in 2010to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect investors’ invested capital. As we have numerous projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe such a liquidation is not in the best interest of the Partners at that time.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS.

The exhibits listed on the accompanying Exhibit Index are filed, furnished or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner
Date: May 14, 2010

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer,
Treasurer and Secretary

EXHIBIT INDEX

Exhibit 3.1

Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2

Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2.1

Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

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