Form 10-Q
period 2010-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2010-08-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(in thousands, except unit data)

	June 30, 2010	December 31, 2009
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$31,333	$31,168
Buildings	31,344	31,060
Tenant improvements	1,046	1,270
	63,723	63,498
Less accumulated depreciation and amortization	(10,024)	(3,419)
	53,699	60,079

Investment in non-consolidated entities	12,018	12,042
Acquired lease intangibles, net	1,222	1,547
Net real estate investments	66,939	73,668

Cash and cash equivalents	91	469
Tenant receivables, net	355	283
Accounts receivable - related party	8	9
Notes receivable - related party	—	162
Deferred costs, net	151	139
Other assets	373	163
TOTAL ASSETS	$67,917	$74,893

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$29,908	$29,949
Notes payable - related party	1,103	230
Accounts payable and other liabilities	1,148	1,328
Accounts payable - related party	403	4
Derivative liability	155	678
Asset retirement obligations	530	530
Acquired below-market lease intangibles, net	1,361	1,563
Security deposits	122	110
TOTAL LIABILITIES	34,730	34,392

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at June 30, 2010 and December 31, 2009, respectively	25,025	30,293
Accumulated other comprehensive gain (loss)	260	(263)
TOTAL PARTNERS’ CAPITAL	25,285	30,030

Non-controlling interests	7,902	10,471
TOTAL CAPITAL	33,187	40,501

TOTAL LIABILITIES AND CAPITAL	$67,917	$74,893

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$890	$1,223	$1,811	$2,537
Total revenues	890	1,223	1,811	2,537

Expenses:
General and administrative	36	36	51	51
General and administrative - related party	83	126	159	194
Asset management fees - related party	107	107	215	215
Property expense	299	404	670	837
Property management fees - related party	35	44	64	96
Legal and professional	59	77	136	136
Depreciation and amortization	2,628	754	7,252	1,522
Total operating expenses	3,247	1,548	8,547	3,051

Operating loss	(2,357)	(325)	(6,736)	(514)

Other income (expense):
Interest income - related party	—	2	2	2
Interest and other income	1	3	2	11
Interest expense	(437)	(439)	(870)	(882)
Interest expense - related party	(13)	—	(22)	—
Equity in losses from non-consolidated entities	(237)	(347)	(449)	(633)
Margin tax expense	(6)	(1)	(13)	(8)
Total other income (expense)	(692)	(782)	(1,350)	(1,510)

Net loss, including non-controlling interests	(3,049)	(1,107)	(8,086)	(2,024)

Net loss attributable to non-controlling interests	1,005	167	2,818	312

Net loss attributable to partners	$(2,044)	$(940)	$(5,268)	$(1,712)

Weighted average units outstanding	1,988	1,988	1,988	1,989
Net loss per unit	$(1,028.17)	$(472.84)	$(2,649.90)	$(860.73)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2009	$—	$30,293	$(263)	$10,471	$40,501

Net loss (1)	—	(5,268)	—	(2,818)	(8,086)
Contributions from non-controlling interests	—	—	—	249	249
Decrease in fair value of derivative liability	—	—	523	—	523

Balance at June 30, 2010	$—	$25,025	$260	$7,902	$33,187

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $53 for the six months ended June 30, 2010. The cumulative curative allocation since inception of the Partnership is $186. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interests	$(8,086)	$(2,024)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	4	22
Loss from non-consolidated entities	449	633
Depreciation and amortization	7,252	1,522
Amortization of above- and below-market leases, net	(185)	(215)
Amortization of loan acquisition costs	46	47
Increase in tenant receivables	(76)	(177)
(Increase) decrease in accounts receivable - related party	(8)	461
Increase in deferred costs	(76)	(32)
Increase in other assets	(210)	(143)
(Decrease) increase in accounts payable and other liabilities	(345)	609
Increase (decrease) in accounts payable - related party	672	(149)
Decrease in asset retirement obligations	—	(5)
Increase (decrease) in security deposits	12	(10)
Net cash (used in) provided by operating activities	(551)	539

Cash flows from investing activities:
Improvements to real estate	(381)	(115)
Increase in notes receivable - related party	—	(438)
Payments received on notes receivable - related party	82	178
Investment in non-consolidated entities	(336)	(477)
Reimbursement of earnest money deposits	—	1,245
Net cash (used in) provided by investing activities	(635)	393

Cash flows from financing activities:
Payments on notes payable	(41)	(13)
Proceeds from notes payable - related party	600	—
Limited optional redemptions	—	(62)
Distributions	—	(754)
Contributions from non-controlling interests	249	—
Distributions to non-controlling interests	—	(152)
Net cash provided by (used in) financing activities	808	(981)

Net (decrease) increase in cash and cash equivalents	(378)	(49)
Cash and cash equivalents, beginning of period	469	1,011
Cash and cash equivalents, end of period	$91	$962

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$717	$830
Taxes	$28	$27

Supplemental schedule of noncash investing and financing activities:

During 2010, notes receivable - related party of $80,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

During 2010, we capitalized $165,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

During 2010, $273,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

We commenced our principal operations on January 12, 2007, when we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of June 30, 2010, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprising approximately 288,000 square feet of gross leasable area and three properties in which we own a non-controlling interest through joint ventures comprising approximately 949,000 square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have a few projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we will seek to postpone liquidation if we believe that such liquidation is not in the best interests of the partners at that time.

We believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, AmREIT Monthly Income and Growth Fund III, Ltd. (“MIG III”) and AmREIT Realty Investment Corporation (“ARIC”), sold a 90% interest in the property to a third party (see Note 12 for more discussion). The sale generated net proceeds of approximately $3.4 million. Our portion of such proceeds is approximately $2.0 million. As a result, our cash projections indicate that we will have sufficient cash for the next 12 months. However, we would consider the above options, as necessary, if those cash projections deteriorate.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in ASC 810, Consolidation). All significant inter-company accounts and transactions have been eliminated in consolidation. See Note 12 for a discussion of the sale of 90% of our interest in the Woodlake Square property in July 2010.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the six months ended June 30, 2010 and 2009. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the six months ended June 30, 2010 and 2009, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the six months ended June 30, 2010 and 2009, interest and taxes in the amount of $165,000 and $123,000, respectively, were capitalized on properties under development or redevelopment.

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

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the six months ended June 30, 2010 and 2009, we expensed acquisition costs of $0 and $7,000, respectively.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property, which will include the demolition of certain buildings. As a result of this change in estimate, depreciation expense was $2.1 million and $6.2 million higher for the three and six months ended June 30, 2010, and the net loss per unit was $1,079.64 and $3,129.03 higher for the same periods, respectively.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of June 30, 2010 and December 31, 2009, we had no properties held for sale.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of June 30, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $101,000 and $124,000, respectively.

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

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to loan acquisition costs totaled $261,000 and $214,000 as of June 30, 2010 and December 31, 2009, respectively. Accumulated amortization related to leasing costs totaled $25,000 and $16,000 as of June 30, 2010 and December 31, 2009, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $13,000 and $8,000 for the Texas Margin Tax for the six months ended June 30, 2010 and 2009, respectively.

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

Derivative Financial Instruments – In determining the fair value of our derivative instrument, we consider whether credit valuation adjustments are necessary to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation assumptions associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of June 30, 2010 and December 31, 2009, the carrying value of debt obligations associated with our consolidated entities was approximately $29.9 million, $6.1 million of which represents a fixed-rate obligation with an estimated fair value of $6.0 million and $5.7 million, respectively. As of June 30, 2010 and December 31, 2009, the estimated fair value of our $23.8 million variable-rate obligation approximated $23.6 million and $23.4 million, respectively.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Derivative Liability	$—	$155	$—
Notes Payable	$—	$29,625	$—

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

Since inception, we have made the following investments in three entities through which we own an interest in three properties:

•

In January 2007, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by MIG III, an affiliated AmREIT entity.

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

We report our investments in these three entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2010 and 2009, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$3,359	$2,771	$6,769	$5,815
Depreciation and amortization	(1,475)	(1,922)	(2,926)	(2,827)
Interest expense	(1,445)	(1,456)	(2,885)	(2,893)
Net loss	(787)	(1,796)	(1,564)	(2,321)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $308,000 and $735,000 for the six months ended June 30, 2010 and 2009, respectively. We recorded disposals of in-place leases of $1.9 million and $224,000 for the six months ended June 30, 2010 and 2009, respectively, related to normal lease expirations and acceleration of amortization expense related to early move-outs. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $17,000 for each of the six months ended June 30, 2010 and 2009. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $202,000 and $232,000 for the six months ended June 30, 2010 and 2009, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $106,000 and $35,000 for the six months ended June 30, 2010 and 2009, respectively, related to lease expirations.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	June 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$2,803	$4,676
In-place leases – accumulated amortization	(1,652)	(3,217)
Above-market leases	193	193
Above-market leases – accumulated amortization	(122)	(105)
Acquired lease intangibles, net	$1,222	$1,547

Acquired lease intangible liabilities:
Below-market leases	$2,493	$2,599
Below-market leases – accumulated amortization	(1,132)	(1,036)
Acquired below-market lease intangibles, net	$1,361	$1,563

5.	NOTES PAYABLE

Our outstanding debt at June 30, 2010 consisted of two loans – a fixed-rate mortgage loan of $6.1 million secured by the Village on the Green property which matures in April 2017 and a variable-rate mortgage loan of $23.8 million secured by the Woodlake Square property which matures in September 2010, carries an interest rate of LIBOR plus 1.35% (1.70% at June 30, 2010) and requires monthly interest-only payments. We have entered into an interest rate swap agreement which fixes the interest rate at 5.465% on our $23.8 million variable-rate mortgage loan. See Note 12 for a discussion of the refinancing of this loan in connection with the sale of 90% of our interest in the Woodlake Square property.

Interest-only loans are generally due in full at maturity. Our mortgage loans are secured by real estate properties and may be prepaid but could be subject to a yield-maintenance premium or prepayment penalty. As of June 30, 2010, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 6.8 years.

As of June 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$40	23,800	23,840
2011	86	—	86
2012	90	—	90
2013	96	—	96
2014	102	—	102
Thereafter	251	5,443	5,694
Total	$665	$29,243	$29,908

We serve as the guarantor of debt in the amount of $62.2 million that is the primary obligation of our non-consolidated joint ventures. The mortgage for one of those joint ventures in the amount of $8.5 million matures in the second quarter of 2011. We expect that mortgage to be refinanced by June 2011. However, should that entity be unable to pay or refinance the mortgage, we would be liable for 50% of the balance. The remaining debt for which we serve as guarantor matures in 2014 and 2015.

Notes Payable – Related Party – As of June 30, 2010 and December 31, 2009, the balance of our notes payable – related party was $1.1 million and $230,000, respectively. During the six months ended June 30, 2010, we borrowed $600,000 from an affiliate of our General Partner. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The fair value of the swap was a liability of $155,000 at June 30, 2010. The swap settles monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. For the six months ended June 30, 2010 and 2009, we paid $387,000 and $411,000, respectively, related to this swap which is included in interest expense.

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

We have designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives have been recorded as an adjustment to our partners’ capital through accumulated other comprehensive income. We could be exposed to losses in the event of nonperformance by the counterparties. In June 2010, this swap transaction was terminated, and in July 2010, the underlying mortgage was refinanced, see Note 12. In accordance with ASC 815, Derivatives and Hedging, the amount in accumulated other comprehensive income, which was $260,000 as of June 30, 2010, will be amortized into earnings over the remaining term of the hedged transaction. We do not use derivative financial instruments for trading or speculative purposes.

7.	CONCENTRATIONS

As of June 30, 2010 and December 31, 2009, each of our three consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, two of our three properties are located in the Houston metropolitan area. These Houston properties represent 76% and 78% of our rental income for the six months ended June 30, 2010 and 2009, respectively. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
Tenant	2010	2009
Walgreens	$166	$166
Randall’s	121	121
Jos A. Bank	103	103
Paesano’s	98	95
Borders (1)	70	417
	$558	$902

(1)

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

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received no redemption requests during the six months ended June 30, 2010. During the six months ended June 30, 2009, we received four redemption requests, two of which were denied in the aggregate amount of $69,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

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

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2010	2009	2010	2009
Asset management fees	$107	$107	$215	$215
Property management fees and leasing costs	53	64	120	127
Administrative costs reimbursements	83	126	159	194
	$243	$297	$494	$536

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $283,000 and $306,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2010 and 2009, respectively. See also Note 3 regarding investments in non-consolidated entities.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the six months ended June 30, 2010 and 2009.

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

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses which were operated on the property prior to our ownership. We recorded an asset retirement obligation of $700,000 on the acquisition date related to these exposures. In conjunction with the acquisition, the seller placed $700,000 in escrow which approximated the estimated remediation costs on the acquisition date. During 2009, we reassessed our environmental exposure at the site and now believe that the estimated costs to remediate the site will be approximately $530,000. Accordingly, we have reduced the asset retirement obligation by $170,000. As of June 30, 2010, we have a remaining asset retirement obligation related to this matter of $530,000. We believe that these exposures will not have a material adverse effect on our consolidated financial position or results of operations, and we are aware of no other environmental exposures.

12.	SUBSEQUENT EVENTS

In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a new joint venture agreement with a third party on our Woodlake Square property.  As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows and profits once an 11.65% preferred return threshold is met on the project.  Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. This transaction was accounted for under ASC 360, Property, Plant and Equipment, as it represented a sale of in-substance real estate. The fair value of the consideration received approximated the carrying value of the interest that we sold, which was approximately $3.8 million (of which our share was approximately $2.3 million). Accordingly, no significant gain or loss will be recognized upon sale.  The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we and our third party joint venture partner are responsible for funding the pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. As part of the consideration received, we and our affiliated joint venture partners are due a reimbursement from our third party joint venture partner for a portion of such redevelopment costs already incurred. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing.  We terminated our interest rate swap in connection with the refinancing of the related debt.  Upon the swap termination, we made a settlement payment to the counterparty of approximately $155,000, which was recorded to interest expense in July 2010.  The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met.  We, along with our affiliate, AmREIT Monthly Income & Growth Fund III, Ltd.  are joint and several repayment guarantors on the loan.  As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property.  In accordance with ASC 810, we therefore will begin reporting this property under the equity method of accounting versus under the consolidation method.

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. With the exception of the event listed above, we did not have any other material subsequent events that impacted our consolidated financial statements during this period.

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

As of June 30, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we own controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we own investment interests through joint ventures comprised of approximately 949,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2010 and 2009. As of June 30, 2010, our properties had an average occupancy rate of approximately 77%, and the average debt leverage ratio of the properties in which we own an interest was approximately 59%, with 83% of such debt carrying a fixed-rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of June 30, 2010, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on January 12, 2007, when we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of June 30, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, two properties in which we owned controlling interests comprised of approximately 288,000 square feet of gross leasable area and three properties in which we owned investment interests through joint ventures comprised of approximately 949,000 square feet of gross leasable area.

Our direct property acquisition was accounted for as a purchase, and the results of its operations are included in our consolidated financial statements from the date of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them. Until June 2008, we reported our interest in AmREIT Woodlake, LP and AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we are now consolidating their financial position and results of operations in the accompanying consolidated financial statements. See Note 12 to the financial statements included in this Report for a discussion of the subsequent event related to sale of 90% of our interest in the Woodlake Square property. See Note 3 to the financial statements included in this Report for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2009

Revenue. Revenue decreased approximately $333,000 to approximately $890,000 during the three months ended June 30, 2010 compared to approximately $1.2 million for the three months ended June 30, 2009. The decrease is primarily due to decreased revenue from Woodlake Square and Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses. As we are in the early stages of redeveloping Woodlake Square and Woodlake Pointe, we have not aggressively pursued lease renewals related to lease expirations.

General and administrative – related party. General and administrative – related party decreased approximately $43,000 to approximately $83,000 during the three months ended June 30, 2010 compared to approximately $126,000 for the three months ended June 30, 2009. This decrease was primarily due to timing differences in our General Partner’s compensation accrual recorded during the second quarter of 2009, which caused expenses to be higher for that period.

Property Expense. Property expense decreased approximately $105,000 to approximately $299,000 during the three months ended June 30, 2010 compared to approximately $404,000 for the three months ended June 30, 2009. This decrease was due to a decrease in property tax expense and security expense. We began capitalizing property taxes on Woodlake Pointe during 2010 as the property is planned for a major redevelopment.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $1.9 million to approximately $2.6 million during the three months ended June 30, 2010 compared to $754,000 for the three months ended June 30, 2009. This increase was due to the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current plan to demolish such buildings as part of the redevelopment, which is scheduled to begin in June 2010.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $110,000 to approximately $237,000 for the three months ended June 30, 2010 compared to approximately $347,000 for the three months ended June 30, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is attributable to our Shadow Creek Ranch and Casa Linda properties. Net loss has decreased due to increased occupancy on both properties.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $838,000 to approximately $1.0 million during the three months ended June 30, 2010 compared to net loss attributable to non-controlling interests of approximately $167,000 for the three months ended June 30, 2009. This increase was primarily due to our revised estimate of the useful lives of certain buildings, which resulted in an increase in depreciation expense on Woodlake Square and which is attributable to the redevelopment that commenced in July 2010.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2009

Revenue. Revenue decreased approximately $726,000 to approximately $1.8 million during the six months ended June 30, 2010 compared to approximately $2.5 million for the six months ended June 30, 2009. The decrease is primarily due to decreased revenue from Woodlake Square and Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses. As we are in the early stages of redeveloping Woodlake Square, we have not aggressively pursued lease renewals related to lease expirations.

General and administrative – related party. General and administrative – related party decreased approximately $35,000 to approximately $159,000 during the six months ended June 30, 2010 compared to approximately $194,000 for the six months ended June 30, 2009. This decrease was primarily due to timing differences in our General Partner’s compensation accrual recorded during the second quarter of 2009, which caused expenses to be higher for that period.

Property Expense. Property expense decreased approximately $167,000 to approximately $670,000 during the six months ended June 30, 2010 compared to approximately $837,000 for the six months ended June 30, 2009. This decrease was due to a decrease in property tax expense and security expense. We began capitalizing property taxes on Woodlake Pointe during 2010 as the property is planned for a major redevelopment.

Property Management Fees – Related Party. Property management fees decreased approximately $32,000 to approximately $64,000 during the six months ended June 30, 2010 compared to approximately $96,000 for the six months ended June 30, 2009. Property management fees are calculated based on tenant billings. Tenant billings have decreased due to reduced occupancy rates at Woodlake Square and Woodlake Pointe.

Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $5.8 million to approximately $7.3 million during the six months ended June 30, 2010 compared to $1.5 million for the six months ended June 30, 2009. This increase was due to the impending redevelopment of the Woodlake Square property. We have reassessed and shortened the estimated useful lives of various buildings consistent with our current plan to demolish such buildings as part of the redevelopment, which is scheduled to begin in June 2010.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $184,000 to approximately $449,000 for the six months ended June 30, 2010 compared to approximately $633,000 for the six months ended June 30, 2009. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is attributable to our Shadow Creek Ranch and Casa Linda properties. Net loss has decreased due to increased occupancy on both properties.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $2.5 million to approximately $2.8 million during the six months ended June 30, 2010 compared to net loss attributable to non-controlling interests of approximately $312,000 for the six months ended June 30, 2009.

This increase was primarily due to our revised estimate of the useful lives of certain buildings, which resulted in an increase in depreciation expense on Woodlake Square and which is attributable to the redevelopment that commenced in July 2010.

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

As of June 30, 2010 and December 31, 2009, our cash and cash equivalents totaled approximately $91,000 and approximately $469,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009
Operating activities	$(551)	$539
Investing activities	(635)	393
Financing activities	808	(981)

Net cash flows used in operating activities increased approximately $1.1 million to approximately $551,000 for the six months ended June 30, 2010 compared to net cash flows provided by operating activities of approximately $539,000 for the six months ended June 30, 2009. This increase in operating cash outflows was primarily attributable to a reduction in rental income of approximately $726,000 (primarily due to reduced occupancy rates at Woodlake Square and Woodlake Pointe), coupled with a difference in the timing of our property tax payments. We paid our 2009 property taxes during the first quarter of 2010 but paid no property taxes during the similar period in 2009 as we made payment on our 2008 property taxes during December 2008.

Net cash flows used in investing activities increased approximately $1.0 million to approximately $635,000 for the six months ended June 30, 2010 compared to net cash flows provided by investing activities of approximately $393,000 for the six months ended June 30, 2009. This increase in investing outflows was primarily due to a net reimbursement of $1.2 million in earnest money deposits that we received during the six months ended June 30, 2009. We had no such inflows during the 2010 period. This inflow during the six months ended June 30, 2009 was partially offset by an increase in notes receivable - related party of $438,000. Additionally, during the six months ended June 30, 2010, we paid for improvements to real estate of $381,000 compared to $115,000 for the six months ended June 30, 2009.

Net cash flows provided by financing activities increased approximately $1.8 million to approximately $808,000 for the six months ended June 30, 2010 compared to net cash flows used in financing activities of approximately $981,000 for the six months ended June 30, 2009. This increase in financing inflows was primarily attributable to proceeds received from notes payable – related party of approximately $600,000 and contributions received from non-controlling interests of approximately $249,000 during the six months ended June 30, 2010. Additionally, during the six months ended June 30, 2009, we paid distributions of approximately $754,000, paid distributions to non-controlling interests of approximately $152,000, and redeemed two Units for approximately $62,000, none of which occurred during the six months ended June 30, 2010.

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

We believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) potential joint venture equity investments in existing non-consolidated entities (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. In July 2010, we and our joint venture partners on our Woodlake Square property, AmREIT Monthly Income and Growth Fund III, Ltd. (“MIG III”) and AmREIT Realty Investment Corporation (“ARIC”), sold a 90% interest in the property to a third party (see Note 12 for more discussion). The sale generated net proceeds of approximately $3.4 million. Our portion of such proceeds is approximately $2.0 million. As a result, our cash projections indicate that we will have sufficient cash for the next 12 months. However, we would consider the above options as necessary if those cash projections deteriorate.

Subsequent Events

In July 2010, we and our affiliated joint venture partners on the Woodlake Square property, AmREIT Monthly Income & Growth Fund III, Ltd.  and AmREIT Realty Investment Corporation, entered into a new joint venture agreement with a third party on our Woodlake Square property in order to commence the redevelopment of Woodlake Square and to generate liquidity.  As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows and profits once an 11.65% preferred return threshold is met on the project.  Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. This transaction was accounted for under ASC 360, Property, Plant and Equipment, as it represented a sale of in-substance real estate. The fair value of the consideration received approximated the carrying value of the interest that we sold, which was approximately $3.8 million (of which our share was approximately $2.3 million) after consideration of $9.3 million in depreciation and amortization recorded since inception of the project.  Accordingly, no significant gain or loss will be recognized upon sale.  The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we and our third party joint venture partner are responsible for funding the pro-rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. As part of the consideration received, we and our affiliated joint venture partners are due a reimbursement from our third party joint venture partner for a portion of such redevelopment costs already incurred. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing.  We terminated our interest rate swap in connection with the refinancing of the related debt.  Upon the swap termination, we made a settlement payment to the counterparty of approximately $155,000, which was recorded to interest expense in July 2010.  The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met.  We, along with our affiliate, AmREIT Monthly Income & Growth Fund III, Ltd.  are joint and several repayment guarantors on the loan.  As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property.  In accordance with ASC 810, we therefore will begin reporting this property under the equity method of accounting versus under the consolidation method in the third quarter.

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. With the exception of the event listed above, we did not have any other material subsequent events that impacted our consolidated financial statements during this period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2010

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