Form 10-Q
period 2010-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2010-11-15
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(in thousands, except unit data)

	September 30, 2010	December 31, 2009
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$12,476	$31,168
Buildings	12,796	31,060
Tenant improvements	324	1,270
	25,596	63,498
Less accumulated depreciation and amortization	(1,325)	(3,419)
	24,271	60,079

Investment in non-consolidated entities	12,432	12,042
Acquired lease intangibles, net	92	1,547
Net real estate investments	36,795	73,668

Cash and cash equivalents	1,534	469
Tenant receivables, net	378	283
Accounts receivable	—	—
Accounts receivable - related party	235	9
Notes receivable	5	—
Notes receivable - related party	—	162
Deferred costs, net	67	139
Other assets	328	163
TOTAL ASSETS	$39,342	$74,893

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,088	$29,949
Notes payable - related party	1,201	230
Accounts payable and other liabilities	691	1,328
Accounts payable - related party	70	4
Derivative liability	—	678
Asset retirement obligations	—	530
Acquired below-market lease intangibles, net	21	1,563
Security deposits	72	110
TOTAL LIABILITIES	8,143	34,392

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at September 30, 2010 and December 31, 2009, respectively	24,234	30,293
Accumulated other comprehensive loss	—	(263)
TOTAL PARTNERS’ CAPITAL	24,234	30,030

Non-controlling interests	6,965	10,471
TOTAL CAPITAL	31,199	40,501

TOTAL LIABILITIES AND CAPITAL	$39,342	$74,893

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues:
Rental income from operating leases	$511	$1,263	$2,322	$3,800
Total revenues	511	1,263	2,322	3,800

Expenses:
General and administrative	17	12	68	63
General and administrative - related party	86	54	245	248
Asset management fees - related party	108	108	323	323
Property expense	192	458	862	1,295
Property management fees - related party	16	44	80	140
Legal and professional	58	63	194	199
Depreciation and amortization	261	730	7,513	2,252
Total operating expenses	738	1,469	9,285	4,520

Operating loss	(227)	(206)	(6,963)	(720)

Other income (expense):
Interest income - related party	—	1	2	3
Impairment	(618)	—	(618)	—
Interest and other income	—	1	2	12
Interest expense	157	(442)	(713)	(1,324)
Interest expense - related party	(15)	—	(37)	—
Equity in losses from non-consolidated entities	(260)	(274)	(709)	(907)
Margin tax expense	(1)	(7)	(14)	(15)
Total other income (expense)	(737)	(721)	(2,087)	(2,231)

Net loss, including non-controlling interests	(964)	(927)	(9,050)	(2,951)

Net loss attributable to non-controlling interests	173	137	2,991	449

Net loss attributable to partners	$(791)	$(790)	$(6,059)	$(2,502)

Weighted average units outstanding	1,988	1,988	1,988	1,989
Net loss per unit	$(397.89)	$(397.38)	$(3,047.79)	$(1,257.92)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2010
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2009	$—	$30,293	$(263)	$10,471	$40,501

Net loss (1)	—	(6,059)	—	(2,991)	(9,050)
Contributions from non-controlling interests	—	—	—	249	249
Distributions to non-controlling interests	—	—	—	(764)	(764)
Decrease in fair value of derivative liability	—	—	523	—	523
Reclassification of gain into income	—	—	(260)	—	(260)

Balance at September 30, 2010	$—	$24,234	$—	$6,965	$31,199

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $61 for the nine months ended September 30, 2010. The cumulative curative allocation since inception of the Partnership is $194. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interests	$(9,050)	$(2,951)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment	618	—
Bad debt expense	80	57
Loss from non-consolidated entities	709	907
Depreciation and amortization	7,513	2,252
Amortization of above- and below-market leases, net	(215)	(314)
Amortization of loan acquisition costs	47	70
Realized gain on derivative	(260)	—
Increase in tenant receivables	(272)	(284)
(Increase) decrease in accounts receivable - related party	(366)	474
Increase in deferred costs	(81)	(38)
(Increase) decrease in other assets	(227)	174
(Decrease) increase in accounts payable and other liabilities	(628)	814
Increase (decrease) in accounts payable - related party	437	(169)
Decrease in asset retirement obligations	—	(5)
Increase (decrease) in security deposits	17	(10)
Net cash (used in) provided by operating activities	(1,678)	977

Cash flows from investing activities:
Improvements to real estate	(240)	(170)
Payments received on notes receivable	5	—
Increase in notes receivable - related party	—	(642)
Payments received on notes receivable - related party	82	181
Investment in non-consolidated entities	(855)	(846)
Distributions from non-consolidated entities	280	—
Net proceeds from sale of interest in an investment property	3,447	—
Reimbursement of earnest money deposits	—	1,245
Net cash provided (used in) by investing activities	2,719	(232)

Cash flows from financing activities:
Payments on notes payable	(61)	(31)
Proceeds from notes payable - related party	800	—
Payments on notes payable - related party	(200)	—
Limited optional redemptions	—	(62)
Distributions	—	(880)
Contributions from non-controlling interests	249	—
Distributions to non-controlling interests	(764)	(206)
Net cash provided by (used in) financing activities	24	(1,179)

Net increase (decrease) in cash and cash equivalents	1,065	(434)
Cash and cash equivalents, beginning of period	469	1,011
Cash and cash equivalents, end of period	$1,534	$577

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$912	$1,250
Taxes	$40	$25

Supplemental schedule of noncash investing and financing activities:

Net proceeds from sale of interest in an investment property
Land	$18,548	$—
Building and tenant improvements, net of accumulated depreciation	9,467	—
Receivables	218	—
Acquired lease intangibles, net	1,087	—
Deferred costs and other assets	144	—
Notes Payable	(23,800)	—
Acquired below-market lease intangibles and other liabilities	(1,782)	—
Retained investment in non-consolidated entity	(435)	—
	$3,447	$—

During 2010, we wrote-off our asset retirement obligation related to Woodlake Square as the environmental exposure no longer exists on the property. This caused a decrease in land of $400,000 and a decrease in buildings of $130,000.

During 2010, notes receivable - related party of $80,000 from Casa Linda was converted to equity, causing an increase in our investment in non-consolidated entities.

During 2010, we capitalized $256,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

During 2010, $371,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

We commenced our principal operations on January 12, 2007, when we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of September 30, 2010, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprising approximately 82,000 square feet of gross leasable area and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.2 million square feet of gross leasable area.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the various ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) financing of an unencumbered property and (3) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

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

As discussed further in Notes 3 and 10, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. As a result of this transaction, we ultimately retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property as of the date of the transaction and began accounting for the net 6% retained interest in the property on the equity method of accounting.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recorded within rental income from operating leases and is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the nine months ended September 30, 2010 and 2009. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the nine months ended September 30, 2010 and 2009, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

REAL ESTATE INVESTMENTS

Development Properties– Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. During the nine months ended September 30, 2010 and 2009, interest and taxes in the amount of $256,000 and $185,000, respectively, were capitalized on properties under development or redevelopment.

Acquired Properties and Acquired Lease Intangibles– We account for operating real estate acquisitions pursuant to ASC 805, Business Combinations, as we believe most operating real estate meets the definition of a “business” pursuant to this guidance. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, out of market debt, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt.

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the nine months ended September 30, 2010 and 2009, we expensed acquisition costs of $0 and $7,000, respectively.

Depreciation– Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. The redevelopment has commenced and the building demolition is taking place as planned. As a result of this change in estimate, depreciation expense was $6.2 million ($3,138.73 per unit) higher for the nine months ended September 30, 2010 than it otherwise would have been. As a result of the deconsolidation of Woodlake Square in July 2010, the net assets of this property are now included in our investment in non-consolidated entities.

Properties Held for Sale– Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the held for sale period. As of September 30, 2010 and December 31, 2009, we had no properties held for sale.

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of the Partnership. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties are eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties is reclassified as discontinued operations in the accompanying consolidated statements of operations. We have not reported any operating activity as discontinued operations for the nine months ended September 30, 2010 or 2009.

As discussed in the previous section, we disposed of a majority of our interest in a previously controlled entity and retained an interest accounted for using the equity method. As such, the conditions for discontinued operations presentation were not met as we will continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence. As a result, the operations associated with this entity are reflected in the consolidated statement of operations up to the date on which we disposed of our controlling interest.

Impairment– We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. As further discussed in Notes 3 and 10, we recorded an impairment of $618,000 on our Woodlake Square property.

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

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables– Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of September 30, 2010 and December 31, 2009, our allowance for uncollectible accounts related to our tenant receivables was $168,000 and $124,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

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

ASC 815 requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in other comprehensive income (“OCI”) while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the remaining term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. See Note 6 for further discussion regarding our derivative financial instruments.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to loan acquisition costs totaled $10,000 and $214,000 as of September 30, 2010 and December 31, 2009, respectively. Accumulated amortization related to leasing costs totaled $18,000 and $16,000 as of September 30, 2010 and December 31, 2009, respectively.

INCOME TAXES

Federal– No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $14,000 and $15,000 for the Texas Margin Tax for the nine months ended September 30, 2010 and 2009, respectively.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. Observable inputs that the market participants would use in pricing the asset or liability are developed based on market data obtained from sources independent of our own. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of September 30, 2010 and December 31, 2009, the carrying value of debt obligations associated with our consolidated entities was approximately $6.1 million and $29.9 million, respectively, $6.1 million of which represents a fixed-rate obligation with an estimated fair value of $6.1 million and $5.7 million, respectively.

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$6,147	$—

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

Since inception, we have made the following investments in four entities through which we own an interest in four properties:

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

•

Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (Woodlake LP) which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. As further discussed in Notes 2 and 10, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner, and the remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity. Due to our retention of the controlling financial interest in VIF II/AmREIT Woodlake, LP’s managing member, the 10% interest retained by us and our affiliated entities is presented as investment in non-consolidated entities with the 4% owned by AmREIT Realty Investment Corporation (“ARIC”) and MIG III presented as non-controlling interests in the accompanying balance sheet.

We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2010 and 2009, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$3,783	$3,016	$10,553	$8,831
Depreciation and amortization	(1,455)	(1,592)	(4,381)	(4,419)
Interest expense	(1,671)	(1,450)	(4,551)	(4,342)
Net loss	(946)	(1,146)	(2,510)	(3,467)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $348,000 and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. We recorded disposals of in-place leases of $1.9 million and $239,000 for the nine months ended September 30, 2010 and 2009, respectively, related to normal lease expirations and acceleration of amortization expense related to early move-outs. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $20,000 and $25,000 for the nine months ended September 30, 2010 and 2009, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $235,000 and $339,000 for the nine months ended September 30, 2010 and 2009, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $106,000 and $35,000 for the nine months ended September 30, 2010 and 2009, respectively, related to lease expirations.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	September 30, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$667	$4,676
In-place leases – accumulated amortization	(576)	(3,217)
Above-market leases	14	193
Above-market leases – accumulated amortization	(13)	(105)
Acquired lease intangibles, net	$92	$1,547

Acquired lease intangible liabilities:
Below-market leases	$150	$2,599
Below-market leases – accumulated amortization	(129)	(1,036)
Acquired below-market lease intangibles, net	$21	$1,563

5.	NOTES PAYABLE

Our outstanding debt at September 30, 2010 consisted of a fixed-rate mortgage loan of $6.1 million secured by the Village on the Green property which matures in April 2017. This mortgage loan may be prepaid but is subject to a yield-maintenance premium or prepayment penalty. As of September 30, 2010, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 6.5 years.

As of September 30, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2010	$20	—	20
2011	86	—	86
2012	90	—	90
2013	96	—	96
2014	102	—	102
Thereafter	251	5,443	5,694
Total	$645	$5,443	$6,088

We serve as the guarantor of debt in the amount of $45.0 million that is the primary obligation of our non-consolidated joint ventures. The mortgage for one of those joint ventures in the amount of $8.3 million matures in the second quarter of 2011. We expect that mortgage to be refinanced by June 2011. However, should that entity be unable to pay or refinance the mortgage, we would be liable for 50% of the balance. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We estimate that any potential obligation arising as a result of our guarantees would be satisfied from our share of cash distributions following the sale of the mortgaged property. We have not accrued any liability with respect to these guarantees as we believe the value of any obligation is insignificant.

Notes Payable – Related Party – As of September 30, 2010 and December 31, 2009, the balance of our notes payable – related party was $1.2 million and $230,000, respectively. During the nine months ended September 30, 2010, we borrowed $800,000 from an affiliate of our General Partner. In August 2010, we repaid $200,000 of the balance due to the affiliate. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interests in the Woodlake Pointe property.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The swap settled monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. We designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives have been recorded as an adjustment to our partners’ capital through accumulated other comprehensive income. In conjunction with the refinancing of the underlying mortgage, we terminated this hedge. Accordingly, we reclassified into earnings the gain that had been deferred in accumulated other comprehensive income to appropriately offset the earnings impact of the remaining hedged forecasted interest payments and recognized the remainder as a result of the fact that some of the hedged forecasted transactions were probable not to occur. As such, we recorded $260,000 as a credit to interest expense in July 2010. We do not use derivative financial instruments for trading or speculative purposes. For the nine months ended September 30, 2010 and 2009, we paid $461,000 and $642,000, respectively, related to this swap which is included in interest expense.

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

7.	CONCENTRATIONS

As of September 30, 2010 and December 31, 2009, each of our two consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the nine months ended September 30, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

Following are the base rents generated by our top tenants during the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
Tenant	2010	2009
Walgreens	$184	$249
Paesano’s	148	144
Randall’s	134	182
Jos A. Bank	114	155
Louis Shanks Furniture	85	—
	$665	$730

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received no redemption requests during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we received five redemption requests, three of which were denied in the aggregate amount of $253,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

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

Non-controlling Interests – Non-controlling interests represent a 40% ownership interest that our affiliates have in two real estate partnerships that we consolidate as a result of our 60% controlling financial interest in such partnerships.

9.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2010	2009	2010	2009
Asset management fees	$108	$108	$323	$323
Property management fees and leasing costs	18	50	138	177
Administrative costs reimbursements	86	54	245	248
	$212	$212	$706	$748

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $652,000 and $516,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2010 and 2009, respectively. See also Note 3 regarding investments in non-consolidated entities.

10.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. We recorded an impairment of approximately $618,000 on the transaction which has been recorded as impairment in our consolidated statements of operations. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property. In accordance with ASC 810, we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

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

In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses which were operated on the property prior to our ownership. We recorded an asset retirement obligation on the acquisition date related to these exposures. As of September 30, 2010, we believe that the environmental exposure no longer exists as a result of the property’s admittance into the Dry Cleaner Remediation Program.

12.	SUBSEQUENT EVENTS

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. We did not have any material subsequent events that impacted our consolidated financial statements during this period.

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

As of September 30, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprised of approximately 82,000 square feet of gross leasable area and four properties in which we own investment interests through joint ventures comprised of approximately 1.2 million square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2010 and 2009. As of September 30, 2010, our properties had an average occupancy rate of approximately 76%, and the average debt leverage ratio of the properties in which we own an interest was approximately 59%, with 85% of such debt carrying a fixed-rate of interest.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Management believes that as of September 30, 2010, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on January 12, 2007, when we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. As of September 30, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, a property in which we owned a controlling interest comprised of approximately 82,000 square feet of gross leasable area and four properties in which we owned investment interests through joint ventures comprised of approximately 1.2 million square feet of gross leasable area.

Our direct property acquisition was accounted for as a purchase, and the results of its operations are included in our consolidated financial statements from the date of acquisition. We report our investments in joint ventures under the equity method of accounting as our interest does not give us the ability to control but does provide the ability to exercise significant influence over them. Until June 2008, we reported our interest in AmREIT Woodlake, LP and AmREIT Westheimer Gessner, LP under the equity method of accounting as we owned a 40% non-controlling interest in each. With the additional 20% investment that we made in these properties during the second quarter of 2008, we began consolidating their financial position and results of operations in the accompanying consolidated financial statements as we obtained a controlling financial interest. In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, AmREIT Monthly Income and Growth Fund III, Ltd. (“MIG III”) and AmREIT Realty Investment Corporation (“ARIC”), sold a 90% interest in the property to a third party. As a result of this transaction, we ultimately retained a net 6% non-controlling financial interest in Woodlake Square, and account for the property under the equity method of accounting. See Notes 3 and 10 to the financial statements included in this Report for further discussion related to the sale of 90% of our interest in Woodlake Square. See Note 3 to the financial statements included in this Report for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Revenue. Total revenues decreased by $752,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($511,000 in 2010 versus $1.3 million in 2009). The decrease in revenue was primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease was also due to decreased revenue generated by the Woodlake Pointe property due to Borders vacating its space in January 2010.

General and Administrative – Related Party. General and administrative – related party increased $32,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($86,000 in 2010 versus $54,000 in 2009). This increase was primarily due to timing differences in our General Partner’s compensation accrual recorded during the third quarter of 2010 which resulted in a higher than normal expense for that period.

Property Expense. Property expense decreased $266,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($192,000 in 2010 versus $458,000 in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease was also due to a decrease in property tax expense on Woodlake Pointe. We began capitalizing property taxes on the property during 2010 as it is planned for a major redevelopment.

Property Management Fees – Related Party. Property management fees – related party expense decreased $28,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($16,000 in 2010 versus $44,000 in 2009). The decrease was due to the deconsolidation of Woodlake Square in July 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $469,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($261,000 in 2010 versus $730,000 in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010.

Impairment. As discussed further in Note 10 to the accompanying consolidated financial statements, we incurred a $618,000 impairment on our investment in Woodlake Square in July 2010.

Interest Expense. Interest expense decreased approximately $599,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($157,000 of net interest income in 2010 versus interest expense of $442,000 in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010 as well as $260,000 in accumulated other comprehensive gain that was credited against interest expense due to the termination of the interest rate swap on Woodlake Square.

Net Loss Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests increased $36,000 for the three months ended September 30, 2010 as compared to the same period in 2009 ($173,000 in 2010 versus $137,000 in 2009). This increase was primarily due to recording the non-controlling interests’ share of the impairment on our investment in the Woodlake Square property in July 2010. The impairment was partially offset by a decrease in net loss on Woodlake Square due to the deconsolidation of the property in July 2010, and the reclassification of the deferred gain in accumulated other comprehensive income into earnings due to the termination of our hedge.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Revenue. Total revenues decreased by $1.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009 ($2.3 million in 2010 versus $3.8 million in 2009). The decrease is primarily due to decreased revenue from Woodlake Square and Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses. The decrease was also due to the deconsolidation of Woodlake Square in July 2010. As our joint venture is in the early stages of redeveloping Woodlake Square, we had not aggressively pursued lease renewals related to lease expirations.

Property Expense. Property expense decreased $433,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 ($862,000 in 2010 versus $1.3 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease was also due to a decrease in property tax expense on Woodlake Pointe. We began capitalizing property taxes on Woodlake Pointe during 2010 as it is planned for a major redevelopment.

Property Management Fees – Related Party. Property management fees – related party decreased $60,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 ($80,000 in 2010 versus $140,000 in 2009). Property management fees are calculated based on tenant billings, which have decreased due to reduced occupancy rates at Woodlake Square and Woodlake Pointe. The decrease was also due to the deconsolidation of Woodlake Square in July 2010.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.2 million for the nine months ended September 30, 2010 as compared to the same period in 2009 ($7.5 million in 2010 compared to $2.3 million in 2009). This increase was due to the impending redevelopment of the Woodlake Square property. We reassessed and shortened the estimated useful lives of various buildings consistent with our plan to demolish such buildings as part of the redevelopment. The redevelopment commenced in July 2010. We deconsolidated this property in July 2010 and, as such, depreciation and amortization of this entity are no longer reported in our consolidated operations.

Impairment. As discussed further in Note 10 to the accompanying consolidated financial statements, we incurred a $618,000 impairment on our investment in the Woodlake Square property in July 2010.

Interest Expense. Interest expense decreased $611,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 ($713,000 in 2010 versus $1.3 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010 as well as $260,000 in accumulated other comprehensive gain that was credited against interest expense due to the termination of the interest rate swap on Woodlake Square.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased $198,000 for the nine months ended September 30, 2010 as compared to the same period in 2009 ($709,000 in 2010 versus $907,000 in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decreased loss is attributable to increased occupancy on our Shadow Creek Ranch and Casa Linda properties.

Net Loss Attributable to Non-Controlling Interests. Net loss attributable to non-controlling interests increased $2.5 million for the nine months ended September 30, 2010 as compared to the same period in 2009 ($3.0 million in 2010 versus $449,000 in 2009). This increase was primarily due to the additional loss on our Woodlake Square property due to the accelerated depreciation and amortization recorded as a result of the redevelopment that commenced in July 2010. This increase was also due to recording the non-controlling interests’ share of the impairment recognized on our investment in the Woodlake Square property in July 2010. The increased net loss on Woodlake Square was partially offset by the reclassification of the deferred gain in accumulated other comprehensive income into earnings due to the termination of our hedge.

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

The United States has undergone and may continue to experience a prolonged recession that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the various ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital.  As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) financings of unencumbered properties and (3) sales of certain of our investments in non-consolidated entities.  No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

As of September 30, 2010 and December 31, 2009, our cash and cash equivalents totaled $1.5 million and $469,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Operating activities	$(1,678)	$977
Investing activities	2,719	(232)
Financing activities	24	(1,179)

Operating Activities

During the nine months ended September 30, 2010 and 2009, net cash flows used in operating activities increased $2.7 million ($1.7 million of cash used in operating activities during the 2010 period versus $977,000 of cash provided by operating activities during the same period in 2009). This decrease in cash is primarily due to the timing of our property tax payments. We paid our 2009 property taxes during the first quarter of 2010 but paid no property taxes during the same period in 2009 as we paid our 2008 property taxes during December 2008. In addition, we had a decrease in cash associated with accounts receivable – related party due to the funding of costs associated with the redevelopment of Woodlake Square. These outflows were partially offset by an increase in cash related to timing of payments made to our related parties.

Investing Activities

During the nine months ended September 30, 2010, we received net proceeds of $3.4 million related to the sale of 90% of our interest in the Woodlake Square property. During the nine months ended September 30, 2009, cash outflows associated with notes receivable – related party increased by $642,000 due to funding the Casa Linda redevelopment, which took place during the 2009 period. Cash flows associated with reimbursement of earnest money deposits decreased by $1.2 million due to earnest money deposits that we received during the 2009 period. We had no such inflows during the 2010 period.

Financing Activities

We paid distributions of $880,000 during the nine months ended September 30, 2009; whereas we did not pay any distributions during the same period in 2010. During the nine months ended September 30, 2010, we received net proceeds from notes payable - related party of $600,000, compared to $0 in the same period in 2009. We also paid more distributions to non-controlling interests in the 2010 period ($764,000 in 2010 versus $206,000 in 2009) as a result of the proceeds received from the sale of 90% of our and our affiliates’ interest in the Woodlake Square property.

As of December 31, 2009, Borders, Inc. (“Borders”) constituted our largest tenant as determined by base rents paid. Borders’ lease expired in January 2010, and Borders vacated its space. Accordingly, our 2010 forecasted cash flows assume no rental income from Borders for the 2010 period. We expected this lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this redevelopment plan and are in discussions with several potential tenants. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. Accordingly, no assurance can be given that a new lease would be procured on the same terms as the former Borders’ lease, or at all.

Subsequent Events

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. We did not have any material subsequent events that impacted our consolidated financial statements during this period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 15, 2010

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