Form 10-K
period 2010-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2011-03-31
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(713) 850-1400 Registrant’s telephone number, including area code:

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

          Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS.

Background

          We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments throughout the Southern and Southwestern United States. Our investment strategy has been to (1) sell approximately 40% of our properties when appropriate and re-invest the net sales proceeds into additional properties and (2) retain the remaining properties as income-producing assets during our entire operating period. At the end of our seven-year operating period, which expires on November 15, 2013, we will begin to sell our properties, wind down our operations and distribute the net proceeds from liquidation to our Partners, as defined below. The operating period may be extended to November 15, 2015 with the consent of Limited Partners owning a majority of the outstanding Units. Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

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

          Our general partner is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation that we refer to as the General Partner. Our General Partner is a wholly-owned subsidiary of AmREIT, Inc., an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). AmREIT and its predecessors have sponsored and advised 18 partnerships formed for the purpose of investing in properties during its 27-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement (“Partnership Agreement”). The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under the Partnership Agreement. Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us for 32 Units. We refer to our General Partner and our Limited Partners collectively as the Partners.

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

          We directly own one property and have investments in five additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Five of the properties are multi-tenant retail properties and the sixth property consists of vacant land for development. The five existing retail properties comprise approximately 1,273,000 rentable square feet. As of December 31, 2010, the five existing retail properties were 77% leased.

          The following is a summary of the six properties in which we owned an interest as of December 31, 2010:

Property	Location	Percent Owned	Square Footage	Occupancy	Annualized Base Rent (1)
Casa Linda Plaza (2)	Dallas	50%	324,569	72%	$3,293,000
Woodlake Square (2) (5)	Houston	6	205,522	62	1,564,000
Woodlake Pointe (3)(7)	Houston	60	82,120	100	216,000
Cambridge Holcombe (2) (4)	Houston	50	—	—	—
Shadow Creek Ranch (2) (6)	Houston	10	624,013	80	6,045,000
Village on the Green	San Antonio	100	36,306	92	662,000
Total			1,272,530		$11,780,000

(1)

Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2010 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.

(3)	Property is planned for redevelopment.

(4)	Property is vacant land and is planned for development.

(5)	Property is currently under redevelopment.

(6)	Square footage for this property includes 27,000 square feet of undeveloped pad sites, and therefore, represents proposed leasable square footage.

(7)	As of December 31, 2010 this property was occupied by a tenant with a temporary lease.

See “Item 2. Properties” for a more detailed description of our investments in properties.

Investment Objectives

          Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of such properties.

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

         Equity Allocation

          As of December 31, 2010, approximately 55% of our portfolio was invested in existing commercial shopping centers, primarily multi-tenant properties and mixed-use properties. Approximately 45% of our portfolio is invested in the development and redevelopment of commercial shopping centers, consisting primarily of multi-tenant and mixed-use developments. However, if our General Partner determines that the risk/return profiles of the development investment activities or the acquisition of existing retail centers dramatically improves or declines, our General Partner may reallocate our investment capital to account for changes in such profiles.

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

          Investments in Properties with Operating Histories

          We have invested approximately 55% of our portfolio in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. Of the six properties in which we own an interest, Casa Linda, Shadow Creek Ranch and Village on the Green represent our properties with operating histories. These investments are primarily shopping centers that are grocery-anchored, strip center, mixed-use or lifestyle properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our other shopping centers are typically leased to national and regional tenants, as well as a mix of local and value retailers. Our lifestyle centers are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

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

          Development and Redevelopment Properties

          We have invested approximately 45% of our portfolio in development and redevelopment properties, either directly or indirectly through joint ventures. Of the six properties in which we own an interest, we have initiated plans to redevelop Woodlake Square and Woodlake Pointe. Cambridge Holcombe consists of vacant land located in the Texas Medical Center in Houston, Texas, and we are in the initial stages of planning this property’s development. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. Throughout the development process, we work closely with local development partners.

          We are currently redeveloping Woodlake Square, and we plan to redevelop Woodlake Pointe. We are also in the initial stages of planning the development of Cambridge & Holcombe. It is likely that these properties will become mixed-use developments which may include office, residential, entertainment and hospitality components. It is possible that our future investments will have mixed-use components as well. Our General Partner will analyze the market surrounding each mixed-use development to determine the optimal mix of retail to non-retail components. We seek to develop properties in locations that provide limited competition, quality demographics and strong market fundamentals. We intend to commence the leasing process before construction of a particular development property.

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

Net Leases

          We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple net, double net and bondable. Triple net and bondable leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. Double net leases typically hold the landlord responsible for the roof and structure of the building while the tenant is responsible for all remaining expenses associated with the real estate. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we will have limited ability to revise the terms of leases to those tenants.

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

Joint Ventures

          As of December 31, 2010, we owned interests in five properties through joint ventures with affiliates of our General Partner and non-affiliates. The joint ventures are structured as limited partnerships, in which we own interests. Each of these limited partnerships owns one of the five underlying properties. Each general partner is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

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

•

no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•

any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms, which are commercially reasonable and comparable to those relating to transactions between unrelated parties.

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

          Liquidation Period Dispositions

          Our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation on or before November 15, 2013. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. The operating period may be extended to November 15, 2015 with the consent of Limited Partners owning a majority of the outstanding Units. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

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

          AmREIT’s Purchase Rights

          We have granted AmREIT a limited right of first refusal to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, we will grant AmREIT this right of first refusal, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Each of the parties shall bear one-half of the cost of the third appraiser. Within 30 days after its selection, the third appraiser shall complete its appraisal of the property. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

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

          Interests in Other Real Estate Programs

          AmREIT sponsors and manages real estate programs and ventures. The existing entities that our General Partner manages that have similar investment objectives and that may compete with us are AmREIT Income & Growth Fund, Ltd., AmREIT Monthly Income & Growth Fund, Ltd., AmREIT Monthly Income and Growth Fund II, Ltd., AmREIT Monthly Income and Growth Fund III, Ltd. and AmREIT, which we collectively refer to as the Similar AmREIT Programs. In addition to identifying, originating and effecting property acquisitions and development projects for us, our General Partner and its affiliates will continue to acquire and develop real estate for the account of other affiliated and unaffiliated investors. Conflicts of interest with our General Partner may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

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

          Competition for Management Services

          Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to similar AmREIT programs. As such, they will devote only so much of their entire time to our affairs as is reasonably required in their judgment, and they could have conflicts of interest in allocating their time between us and other entities. Our General Partner believes that it has sufficient staff to fully discharge its responsibilities to us.

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

          No Arm’s-Length Agreements

          The compensation payable to our General Partner and its affiliates has not been determined by arm’s-length negotiations. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability. There is no assurance that the amounts or terms of such compensation will not exceed that which would be paid to unrelated persons under similar circumstances in arm’s-length transactions.

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

          Transactions with Affiliates

          We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if it agrees to pay the market value or the amount of a bona fide final third-party offer for that property. See “Item 1. Business – Disposition Policies – AmREIT’s Purchase Rights” for a more detailed description of AmREIT’s rights. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

          AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for certain of our development and redevelopment projects. AmREIT Construction Company provided construction management services for the redevelopment of our Casa Linda Plaza property in 2009. AmREIT Construction Company has ceased providing general contracting services. We may engage ARIC, also an affiliate of our General Partner, in the future for construction management services. As a result of us using AmREIT Construction Company for these services, we did not have the benefit of independent construction management to the same extent as if AmREIT Construction Company had been unaffiliated. Because ARIC is an affiliate of our General Partner, we do not have the benefit of arm’s-length negotiation of any contracts we enter into with ARIC that would apply between unrelated parties.

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

          See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of our compensation arrangements.

Insurance

          We believe that the properties in which we own an interest are adequately insured.

Competition

          As we purchase properties for our portfolio, we are in competition with other potential buyers, including the Similar AmREIT Programs, for the same properties. As a result, we may either have to pay more to purchase the property than we would if there were no other potential acquirers or locate another property that meets our investment criteria. Although our existing retail properties have an average occupancy of 77% and we have acquired, and intend to continue to acquire, properties subject to existing leases, the leasing of real estate is highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for their properties.

Concentration of Credit Risk

          As of December 31, 2010, we had approximately $400,000 invested in a government security money market account. Such amounts are readily convertible into cash for use in our operations.

          We have geographic concentration in our property holdings. In particular, as of December 31, 2010, all of our properties were located in Texas. We have tenant concentration in our properties. Rental income generated from Paesano’s Restaurant represents 11% of our 2010 base rents.

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

ITEM 1A. RISK FACTORS.

          Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

          None.

ITEM 2. PROPERTIES.

Overview

          During the period from October 10, 2006 (inception) through December 31, 2010, we acquired interests in six properties. We directly own one property and have investments in five properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

          As of December 31, 2010, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Square Footage	Percentage Leased	Annualized Base Rent(1)	Percentage of Total Annualized Base Rent
Casa Linda Plaza (2)	Dallas	324,569	72%	$3,293,000	28%
Woodlake Square (2) (5)	Houston	205,522	62	1,564,000	13
Woodlake Pointe (3)(7)	Houston	82,120	100	216,000	2
Cambridge Holcombe (2) (4)	Houston	—	—	—	—
Shadow Creek Ranch (2) (6)	Houston	624,013	80	6,045,000	51
Village on the Green	San Antonio	36,306	92	662,000	6
Total		1,272,530		$11,780,000	100%

(1)

Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2010 and does not reflect straight-line rent or other adjustments under generally accepted accounting principles.

(2)	Property is owned through a joint venture that is not consolidated in our financial statements.

(3)	Property is planned for redevelopment.

(4)	Property is vacant land and is planned for development.

(5)	Property is currently under redevelopment.

(6)	Square footage for this property includes 27,000 square feet of undeveloped pad sites, and therefore, represents proposed leasable square footage.

(7)	As of December 31, 2010 this property was occupied by a tenant with a temporary lease.

Description of Our Real Estate Investments

          Casa Linda Plaza

          On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd., we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. We used proceeds from the Offering and obtained a 7-year mortgage loan with a maturity of January 2014 to fund the acquisition of the Casa Linda Plaza property. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

          The property was 72% leased at December 31, 2010. Albertson’s is the largest tenant occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants are Petco, Starbucks, Wachovia, Chili’s, Blockbuster, T-Mobile, and Compass Bank. The property was originally built between 1946 and 1949. During 2008 and 2009, the Casa Linda Plaza property underwent a substantial renovation that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million.

          Woodlake Square

          On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”) and ARIC, we acquired a 40% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture obtained a 3-year mortgage loan from Frost Bank to fund the acquisition of the Woodlake Square property.

          In June 2008, we acquired an additional investment interest of 20% in the Woodlake Square property from an affiliated entity at its net book value. With the additional 20% investment, we owned a 60% majority interest in this partnership. Our joint venture partners, MIG III and ARIC, owned the other 40% interest in the joint venture.

          In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. We recorded an impairment of approximately $618,000 which has been recorded as impairment in our consolidated statements of operations. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property. In accordance with Accounting Standards Codification (“ASC”) 810, we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

          Redevelopment of the property began in July 2010 and the total cost of the project is estimated to be $8.0 million. The former Randall’s building has been demolished and the pad site was turned over to Randall’s on time and within budget. The redevelopment is on track to be completed in April 2011. The property was 62% leased at December 31, 2010. Randall’s, the largest tenant, signed a new lease in January 2010 that expires in 2035. Additional tenants are Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun, and Woodlake Children’s Center.

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

          We are currently evaluating options to redevelop this property. Louis Shanks was our sole tenant during the 2010 period. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. The Louis Shanks lease represented a temporary lease that expired in January 2011. We are in the anchor leasing stage of development and currently are under letter of intent with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with an anchor tenant for the existing building. Phase I of the redevelopment is expected to commence in July 2011.

          Cambridge Holcombe

          On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. Our joint venture partner owns the other 50% interest in the joint venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering for our contributed equity and the joint venture paid cash for the acquisition of the Cambridge Holcombe property. We are in the initial stages of planning this property’s development. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded an impairment of approximately $2.6 million on this investment which has been recorded as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million which was due to mature in June 2011. The lender currently has the right to foreclose on the property. We are currently in discussions with the lender, and they have indicated preliminarily that they are willing to defer a portion of the interest payments and extend the agreement through April 2012. However, there is no formal agreement in place with the lender to that effect and no assurance can be given that such an agreement will ultimately be consummated.

          Shadow Creek Ranch

          On February 29, 2008, through a joint venture arrangement with an unaffiliated third party and ARIC, we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. Our joint venture partners own the other 90% interest in the venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund the acquisition of the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48% until its maturity in March 2015.

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

          Village on the Green

          On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased a 100% interest in the Village on the Green property, a 36,306 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and assumed a 10-year mortgage loan in the amount of $6.2 million that bears an annual interest rate of 5.52%, with a maturity of April 2017, to fund the acquisition of the Village on the Green property.

          As of December 31, 2010, major tenants of the Village on the Green property include Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics, and Rouse Dental Office. We acquired this property with the expectation that it would provide a stable stream of rental income. We currently do not have plans to renovate or redevelop the Village on the Green property.

Portfolio Information

          The following table shows our five highest tenant industry concentrations for each property in which we own an interest as of December 31, 2010:

Industry	Total Number of Tenants	Annualized Base Rent	Percentage of Total Annualized Base Rent
Specialty Retail	27	$3,034,000	25.8%
Dining	31	2,459,000	20.9%
Grocery	6	1,703,000	14.5%
Health & Beauty	23	1,068,000	9.1%
Banking	9	841,000	7.1%

          The following table shows our tenants which occupy 10% or more of the rentable square feet for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2010, assuming no exercise of renewal option or termination rights.

Property	Industry	Rentable Square Feet	Percentage of Total Rentable Square Feet for Property	Year of Lease Expiration
Casa Linda Plaza
Albertson’s	Grocery	59,561	18%	2016
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	27	2035
Woodlake Pointe
Louis Shanks of Texas (1)	Furniture Retail	82,120	100	2011
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	24	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2014
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

(1)

This property is under development, and this lease represents a temporary lease that expired in January 2011. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. We are in the anchor leasing stage of development and currently are under letter of intent with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with an anchor tenants for the existing building and pads. Phase I of the redevelopment is expected to commence in the middle of 2011.

          The following table shows lease expirations for our two consolidated properties as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Base Rent	Percentage of Total Annualized Base Rent
2011 (1)	7	91,418	$378,000	43%
2012	3	4,223	84,000	9
2013	1	1,355	24,000	3
2014	2	9,538	226,000	26
2015	4	9,044	166,000	19
2016	—	—	—	—
2017	—	—	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
Totals	17	115,578	$878,000	100%

(1)	Includes the expiration of a short term lease with Louis Shanks of Texas for 82,120 square feet at Woodlake Pointe.

          The following table shows lease expirations for our four non-consolidated properties as of December 31, 2010, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	Total Number of Leases	Rentable Square Feet	Annualized Base Rent	Percentage of Total Annualized Base Rent
2011	19	45,704	$786,000	7%
2012	21	57,332	1,053,000	10
2013	23	104,595	1,324,000	12
2014	11	28,281	662,000	6
2015	20	61,517	1,170,000	11
2016	7	76,235	550,000	5
2017	—	—	—	0
2018	8	25,449	667,000	6
2019	6	44,844	677,000	6
2020	2	8,710	247,000	2
Thereafter	16	409,407	3,765,000	35
Totals	133	862,074	$10,901,000	100%

          As of December 31, 2010, we have invested substantially all of the net proceeds of the Offering in real properties. We have approximately $1.3 million in cash and cash equivalents to be used for capital expenditures on existing properties or for working capital. As of December 31, 2010, we have not disposed of any property.

ITEM 3. LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

          On November 15, 2006, we commenced the Offering. We closed the offering on March 31, 2008 and, as of that date, we had raised aggregate gross proceeds of approximately $49.7 million through the sale of 1,991 Units to 764 Limited Partners. As of March 31, 2011, we have 1,988 Units outstanding, held by 766 Limited Partners.

          There is no established public trading market for our Units. As of December 31, 2010 none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2010, no Units were eligible for sale under Rule 144 or that we have agreed to register under the Securities Act for sale by Limited Partners and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on March 31, 2008.

Distributions

          The following table shows the distributions to our Limited Partners our General Partner has declared (including the total amount paid and the amount paid on a per Unit basis) from the last two fiscal years ended December 31, 2009 and December 31, 2010:

Period Paid (1)	Total Amount of Distributions Paid	Distribution Per Unit
January 2009	124,436	62.50
February 2009	124,436	62.50
March 2009	124,436	62.50
April 2009	124,436	62.50
May 2009	124,268	62.50
June 2009	124,268	62.50
July 2009	124,185	62.50
August 2009	—	—
September 2009	—	—
October 2009	—	—
November 2009	—	—
December 2009	—	—
January 2010	—	—
February 2010	—	—
March 2010	—	—
April 2010	—	—
May 2010	—	—
June 2010	—	—
July 2010	—	—
August 2010	—	—
September 2010	—	—
October 2010	—	—
November 2010	—	—
December 2010	—	—

Total	$870,465

(1)	Distributions were paid 15 days in arrears. Distributions above, paid between January 2008 and July 2009 were declared between December 2007 and June 2009.

          We declared monthly distributions to our Limited Partners at a rate of 7.5% per annum from January 2007 through November 2008. Beginning in December 2008 through June 2009, we declared a distribution of 3.0% per annum on invested capital. We suspended all distribution payments in July 2009, and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. One of our primary business goals is to pay regular (monthly) distributions to our Limited Partners. The source of our distributions has been cash flows from operating activities as well as from our capital-raising activities. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

          Since our inception, we have redeemed three Units. As of June 30, 2009, we suspended all future redemptions of Units.

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

          We derive a substantial portion of our revenue from rental income from our properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the years ended December 31, 2010 and 2009. As of December 31, 2010, our properties had an average occupancy of 77%, and the average debt leverage ratio of the properties in which we have an investment was approximately 60%, with 85% of such debt carrying a fixed rate of interest.

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

          As of December 31, 2010, we directly owned one property comprising 36,000 square feet of gross leasable area and owned joint venture interests in five additional properties comprising 1,237,000 square feet of gross leasable area. As of December 31, 2010, we invested substantially all of the net proceeds of the Offering in real properties. We have approximately $1.3 million in cash and cash equivalents that may be used for capital expenditures on existing properties or for working capital. All of our properties are located in highly populated, suburban communities in Texas.

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

          We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments, which are based on estimates, have a direct impact on net income. Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the life of the lease for tenant improvements and intangible lease costs.

          Investment in Non-consolidated Entities

          As of December 31, 2010, we had ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in four of the five joint ventures. Accordingly, our joint venture interests in these four properties are reported under the equity method of accounting pursuant to U.S. generally accepted accounting principles. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed in the “Revenue Recognition” section above and account for real estate acquisitions in accordance with ASC 805, Business Combinations, as discussed in the “Real Estate Acquisitions” section below.

          We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. We have not incurred any impairment losses since our inception on the investments in our non-consolidated entities. However, as discussed in Note 4, our joint venture that holds the Cambridge Holcombe property recorded an impairment during the year ended December 31, 2010. Our portion of such impairment was approximately $2.6 million and was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the years ended December 31, 2009, and 2008.

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

Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board (the “FASB”) amended the consolidation guidance applicable to variable interest entities in ASC 810, Consolidation. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities–an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in Statement of Financial Accounting Standards (“SFAS”) No.166. We adopted the provisions of ASC 810 on January 1, 2010. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

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

          Scheduled Lease Expirations

          During 2011, 79.1% of the total square footage of our consolidated properties is scheduled to expire (89.8% of which is related to the expiration of a short term lease with Louis Shanks of Texas for 82,120 square feet at Woodlake Pointe), and 5.3% of the total square footage of our non-consolidated properties is scheduled to expire. Our leasing strategy for 2011 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Results of Operations

          We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007 we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property on March 25, 2008, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of December 31, 2010, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, the property in which we owned controlling interest comprised of approximately 82,000 square feet of gross leasable area and four properties in which we owned investment interests through joint ventures comprised of approximately 1,154,000 square feet of gross leasable area.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

          Revenue. Revenue decreased approximately $2.4 million for the year ended December 31, 2010 as compared to the same period in 2009 ($2.5 million in 2010 versus $4.9 million in 2009). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease is also due to a reduction in rental income from Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses.

          Property Expense. Property expense decreased $680,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($987,000 in 2010 versus $1.7 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease was also due to a decrease in property tax expense on Woodlake Pointe. We began capitalizing property taxes on Woodlake Pointe during 2010 as it is planned for a major redevelopment.

          Property Management Fees – Related Party. Property management fees – related party decreased $108,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($90,000 in 2010 versus $198,000 in 2009). Property management fees are calculated based on tenant billings, which have decreased due to reduced occupancy rates at Woodlake Square and Woodlake Pointe. The decrease was also due to the deconsolidation of Woodlake Square in July 2010.

          Legal and Professional Fees. Legal and professional fees decreased approximately $37,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($223,000 in 2010 versus $260,000 in 2009). The decrease in costs was primarily attributable a decrease in audit-related fees.

          Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $4.7 million for the year ended December 31, 2010 as compared to the same period in 2009 ($7.6 million in 2010 versus $2.9 million in 2009). This increase was due to the redevelopment of the Woodlake Square property. We reassessed and shortened the estimated useful lives of various buildings consistent with our plan to demolish such buildings as part of the redevelopment. The redevelopment commenced in July 2010 and is on schedule to be completed in April 2011. We deconsolidated this property in July 2010 and, as such, depreciation and amortization of this entity are no longer reported in our consolidated operations.

          Impairment. As discussed further in Note 11 to the accompanying consolidated financial statements, we incurred a $618,000 impairment on our investment in the Woodlake Square property in July 2010.

          Interest Expense. Interest expense decreased approximately $914,000 for the year ended December 31, 2010 as compared to the same period in 2009 ($854,000 in 2010 versus $1.8 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010 offset by $260,000 in accumulated other comprehensive gain that was reclassified to and reduced interest expense during 2010 due to the termination of the interest rate swap on Woodlake Square.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $2.4 million for the year ended December 31, 2010 as compared to the same period in 2009 ($3.6 million in 2010 versus $1.2 million in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to our portion of the impairment loss that was recognized on our Cambridge Holcombe property, partially offset by a decreased net loss on our Shadow Creek Ranch and Casa Linda properties due to increased occupancy.

          Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $2.5 million for the year ended December 31, 2010 as compared to the same period in 2009 ($3.1 million in 2010 versus $590,000 in 2009). This increase was primarily due to the additional loss on our Woodlake Square property due to the accelerated depreciation and amortization recorded as a result of the redevelopment that commenced in July 2010. This increase was also due to recording the non-controlling interests’ share of the impairment recognized on our investment in the Woodlake Square property in connection with the July 2010 transaction with a third-party joint venture partner. The increased net loss on Woodlake Square was partially offset by the reclassification of the deferred gain in accumulated other comprehensive income into earnings due to the termination of our hedge.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

          Revenue. Revenue decreased approximately $300,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($4.9 million in 2009 versus $5.2 million in 2008). The decrease was primarily due to decreased revenue from Woodlake Square due to tenant move outs related to lease expirations and reduced recoverable property expenses. As we are in the early stages of redeveloping this property, we have not aggressively pursued lease renewals related to lease expirations.

          General and Administrative. General and administrative expenses decreased approximately $30,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($79,000 in 2009 versus $109,000 in 2008). This decrease was primarily due to a decrease in marketing costs and Directors and Officers insurance costs over the prior year.

          General and Administrative – Related Party. General and administrative – related party expenses paid to our affiliate increased approximately $205,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($337,000 in 2009 versus $132,000 in 2008). This increase was due to an increase in the compensation pool and to an increase in the allocation of those costs during the period to better reflect the level of effort expended by our affiliate’s financial personnel in providing accounting and financial reporting services to us.

          Legal and Professional Fees. Legal and professional fees decreased approximately $197,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($260,000 in 2009 versus $457,000 in 2008). The decrease in costs was primarily attributable a decrease in due diligence costs incurred related to potential transactions that ultimately were not closed.

          Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $400,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($3.0 million in 2009 versus $3.4 million in 2008). This decrease was due to a decrease in intangible lease cost amortization on Woodlake Square due to these costs becoming fully amortized during the year. This decrease was partially offset by an increase in depreciation and amortization expense on Village on the Green since the property was acquired in March 2008.

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

          Interest and Other Income. Interest and other income decreased approximately $247,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($16,000 in 2009 versus $263,000 in 2008). This decrease was primarily due to a lower balance of investable funds as these funds were withdrawn and invested in Shadow Creek Ranch, Woodlake Square, Woodlake Pointe, Village on the Green, and Casa Linda. We invest our excess cash in short-term investments until properties suitable for acquisition can be identified and acquired.

          Interest Expense. Interest expense increased approximately $88,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($1.8 million in 2009 versus $1.7 million in 2008). The increase in interest expense is related to the notes payable on Village on the Green, which we acquired in March 2008.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $400,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($1.2 million in 2009 versus $795,000 in 2008). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is primarily attributable to Shadow Creek Ranch, which was acquired in February 2008, and Casa Linda, for which the redevelopment was completed in early 2009.

          Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $500,000 for the year ended December 31, 2009 as compared to the same period in 2008 ($590,000 in 2009 versus $1.1 million in 2008). This was due to a decrease in net loss on Woodlake Square during the year ended December 31, 2009.

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

          The United States has undergone and may continue to experience economic weakness that has been marked by pervasive and fundamental disruptions in the financial markets. Continued concerns regarding the uncertainty of whether the U.S. economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. The United States may not experience a sustained recovery and could suffer pronounced instability and decreased economic activity for an extended period of time. Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, among other things, increased bad debts due to such recessionary pressures. A general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our revenues, profitability and results of operations. It is difficult to determine the breadth and duration of the financial market problems and the various ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2010 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy remains in a protracted recession, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

          Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) potential joint venture equity investments in existing non-consolidated entities, (4) financings of unencumbered properties and (5) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

          At December 31, 2010 and December 31, 2009, our cash and cash equivalents totaled approximately $1.3 million and approximately $469,000, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008
Operating activities	$(1,506)	$1,337	$(2,638)
Investing activities	$2,343	$(691)	$(16,528)
Financing activities	$3	$(1,188)	$293

Operating Activities

          During the year ended December 31, 2010, net cash flows used in operating activities increased $2.8 million ($1.5 million of cash used in operating activities during the 2010 period versus $1.3 million of cash provided by operating activities during the same period in 2009). This decrease in cash is primarily due to the timing of our property tax payments. We paid our 2009 property taxes during the first quarter of 2010 but paid no property taxes during the same period in 2009 as we paid our 2008 property taxes during December 2008. In addition, we had a decrease in cash associated with accounts receivable – related party due to the funding of costs associated with the redevelopment of Woodlake Square. These outflows were partially offset by an increase in cash related to timing of payments made to our related parties.

Investing Activities

          During the year ended December 31, 2010, we received net proceeds of $3.4 million related to the sale of 90% of our interest in the Woodlake Square property. During the year ended December 31, 2009, cash outflows associated with notes receivable – related party increased by $763,000 due to funding the Casa Linda redevelopment, which took place during the 2009 period. Cash flows associated with reimbursement of earnest money deposits decreased by $1.2 million due to earnest money deposits that we received during the 2009 period. We had no such inflows during the 2010 period. We also invested $1.3 million in our non-consolidated entities during the 2010 period; whereas we only invested $878,000 during 2009 period.

Financing Activities

          We paid distributions of $880,000 during the year ended December 31, 2009; whereas we did not pay any distributions during the same period in 2010. During the year ended December 31, 2010, we received net proceeds from notes payable - related party of $600,000, compared to $35,000 in the same period in 2009. We also paid more distributions to non-controlling interests in the 2010 period ($764,000 in 2010 versus $230,000 in 2009) as a result of the proceeds received from the sale of 90% of our and our affiliates’ interest in the Woodlake Square property.

          Contractual Obligations

          As of December 31, 2010, we had the following contractual debt obligations (see also Note 6 of the Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Secured debt	$86	$90	$96	$102	$107	$5,586	$6,067
Interest (1)	337	333	327	321	316	412	2,046
Total obligations	$423	$423	$423	$423	$423	$5,998	$8,113

(1)	Interest expense includes our interest obligations as of December 31, 2010 and does not assume the refinancing of any maturing debt.

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

Off Balance Sheet Arrangements

          We had no off balance sheet arrangements as of December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See the Index to Financial Statements beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2010. Based on that evaluation, our General Partner’s CEO and CFO concluded, that as of December 31, 2010, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

          Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2010.

Changes in Internal Controls

          There has been no change to our internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
H. Kerr Taylor	60	Chairman, President and Chief Executive Officer
Chad C. Braun	38	Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	41	Managing Vice President – Finance

          H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. For over 27 years he has guided the growth of AmREIT and its predecessors. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 31 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He attended Trinity University, graduating with a Bachelor of Arts degree and then attended Southern Methodist University where he received his Masters Degree in Business Administration. Mr. Taylor also attended law school at South Texas College of Law where he received his Doctor of Jurisprudence. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

          Mr. Taylor was selected and is qualified to serve as the sole director or our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

          Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting, SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 16 years of accounting, financial and real estate experience, and prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions, to a number of real estate investment trusts and private real estate companies. Mr. Braun graduated from Hardin Simmons University with a Bachelor of Business Administration degree in accounting and finance and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

          Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and has served in this capacity since the formation of the Partnership. He also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 19 years of accounting, financial and SEC reporting experience. Prior to joining AmREIT in August 2004, he served as a senior manager with PricewaterhouseCoopers LLP and was previously with Arthur Andersen LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

          Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2010, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2010.

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

          As of March 31, 2011, there were 1,988 Units issued and outstanding owned by 766 investors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

          Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $978,000 and $743,000 in property management, construction management and leasing fees to one of our affiliated entities for the fiscal year ended December 31, 2010 and 2009, respectively. Our Casa Linda Plaza property paid a total of $6.2 million in construction costs to one of our affiliated entities who acted as a general contractor on the redevelopment during 2008 and 2009.

For the fiscal year ended December 31,
Type and Recipient	Determination of Amount	2010	2009

Organization and Offering Stage

Dealer Manager Fees - AmREIT Securities Company

Up to 3.25% of the price of Units placed to AmREIT Securities Company, of which up to 0.75% may be reallowed to registered broker-dealers that are members of the Financial Industry Regulatory Authority, Inc. and selected by the Offering’s dealer manager to participate in the Offering.

		No amounts have been paid	No amounts have been paid

Organization and Offering Expenses - General Partner

Reimbursement of our organization and offering expenses, including legal and accounting fees, printing costs, filing fees and distribution costs. However, this amount is limited to 1.0% of the gross offering proceeds from the Offering.

		No amounts have been paid	No amounts have been paid

Operating Stage

Asset Management Fee - General Partner

A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.

		$ 430,407	$ 430,407

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	No amounts have been paid

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

		No amounts have been paid	No amounts have been paid

For the fiscal year ended December 31,
Type and Recipient	Determination of Amount	2010	2009

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

		$ 157,436	$ 252,612

Reimbursement of Operating Expenses - General Partner

We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.

		$ 319,909	$ 336,698

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	No amounts have been paid	$ 8,793

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

Joint Ventures with Affiliates

          As of December 31, 2010, we had entered into four joint ventures with our affiliates.

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

          In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. We recorded an impairment of approximately $618,000 which has been recorded as impairment in our consolidated statements of operations. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. Additionally, as part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property. In accordance with ASC 810, we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

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

AmREIT Realty Investment Corporation

          AmREIT Realty Investment Corporation (“ARIC”) is a fully integrated real estate development and operating business which is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals who provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers, and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

          KPMG LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2010. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2010 and December 31, 2009.

Audit Fees

          The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010 and December 31, 2009 totaled $130,500 and $170,000, respectively. Included in these fees are $0 and $41,000 related to the audit of a significant subsidiary for the years ended December 31, 2010 and 2009, respectively. Also included in these fees are $17,000 and $19,000 related to the audit of our internal controls for the years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

          The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2010 and 2009.

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
Date: March 31, 2011

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners of AmREIT Monthly Income & Growth Fund IV, L.P.:

          We have audited the accompanying consolidated balance sheet of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 31, 2011

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	December 31, 2010	December 31, 2009
ASSETS
Real estate investments at cost:
Land	$12,381	$31,168
Buildings	12,891	31,060
Tenant improvements	332	1,270
	25,604	63,498
Less accumulated depreciation and amortization	(1,446)	(3,419)
	24,158	60,079

Investment in non-consolidated entities	9,961	12,042
Acquired lease intangibles, net	80	1,547
Net real estate investments	34,199	73,668

Cash and cash equivalents	1,309	469
Tenant receivables, net	251	283
Accounts receivable	16	—
Accounts receivable - related party	112	9
Notes receivable	2	—
Notes receivable - related party	—	162
Deferred costs, net	66	139
Other assets	199	163
TOTAL ASSETS	$36,154	$74,893

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,067	$29,949
Notes payable - related party	1,291	230
Accounts payable and other liabilities	576	1,328
Accounts payable - related party	247	4
Derivative liability	—	678
Asset retirement obligations	—	530
Acquired below-market lease intangibles, net	18	1,563
Security deposits	72	110
TOTAL LIABILITIES	8,271	34,392

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at December 31, 2010 and 2009, respectively	21,004	30,293
Accumulated other comprehensive loss	—	(263)
TOTAL PARTNERS’ CAPITAL	21,004	30,030

Non-controlling interests	6,879	10,471
TOTAL CAPITAL	27,883	40,501

TOTAL LIABILITIES AND CAPITAL	$36,154	$74,893

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except for per unit data)

	2010	2009	2008
Revenues:
Rental income from operating leases	$2,496	$4,917	$5,178
Total revenues	2,496	4,917	5,178

Expenses:
General and administrative	85	79	109
General and administrative - related party	320	337	132
Asset management fees - related party	430	430	428
Property expense	987	1,667	1,700
Property management fees - related party	90	198	186
Legal and professional	223	260	457
Depreciation and amortization	7,652	2,944	3,351
Total operating expenses	9,787	5,915	6,363

Operating loss	(7,291)	(998)	(1,185)

Other income (expense):
Impairment	(618)	—	—
Loss on derivative	—	—	(415)
Interest and other income	4	22	263
Interest expense	(854)	(1,768)	(1,680)
Equity in losses from non-consolidated entities	(3,591)	(1,222)	(795)
Margin tax expense	(16)	(20)	(38)
Total other income (expense)	(5,075)	(2,988)	(2,665)

Net loss, including non-controlling interests	(12,366)	(3,986)	(3,850)

Net loss attributable to non-controlling interests	3,077	590	1,072

Net loss attributable to partners	$(9,289)	$(3,396)	$(2,778)

Weighted average units outstanding	1,988	1,988	1,970
Net loss per unit	$(4,672.54)	$(1,708.25)	$(1,410.15)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the years ended December 31, 2010, 2009, 2008
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Accumulated Other Comprehensive Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2007	$—	$36,800	$—	$—	$36,800

Contributions, net of offering costs	—	4,299	—	—	4,299
Contributions from non-controlling interests	—	—	—	12,643	12,643
Net loss (1)	37	(2,815)	—	(1,072)	(3,850)
Distributions	(37)	(3,653)	—	—	(3,690)
Distributions to non-controlling interests	—	—	—	(280)	(280)
Increase in fair value of derivative liability	—	—	(842)	—	(842)

Balance at December 31, 2008	$—	$34,631	$(842)	$11,291	$45,080

Redemptions	—	(62)	—	—	(62)
Net loss (1)	9	(3,405)	—	(590)	(3,986)
Distributions	(9)	(871)	—	—	(880)
Distributions to non-controlling interests	—	—	—	(230)	(230)
Decrease in fair value of derivative liability	—	—	579	—	579

Balance at December 31, 2009	$—	$30,293	$(263)	$10,471	$40,501

Net loss (1)	—	(9,289)	—	(3,077)	(12,366)
Contributions from non-controlling interests	—	—	—	249	249
Distributions to non-controlling interests	—	—	—	(764)	(764)
Decrease in fair value of derivative liability	—	—	523	—	523
Reclassification of gain into income	—	—	(260)	—	(260)

Balance at December 31, 2010	$—	$21,004	$—	$6,879	$27,883

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $93, $43 and $65 for the 2010, 2009 and 2008 periods. The cumulative curative allocation since inception of the Partnership is $226. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009, 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss, including non-controlling interests	$(12,366)	$(3,986)	$(3,850)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment	618	—
Bad debt expense	89	124	—
Loss from non-consolidated entities	3,591	1,222	795
Depreciation and amortization	7,652	2,944	3,351
Amortization of above- and below-market leases, net	(217)	(406)	(438)
Amortization of loan acquisition costs	48	93	92
Realized gain on derivative	(260)	—
Loss on derivative	—	—	415
(Increase) decrease in tenant receivables	(258)	(103)	30
Increase in accounts receivable	(16)	—
(Increase) decrease in accounts receivable - related party	(139)	444	(410)
Increase in deferred costs	(87)	(56)	(13)
(Increase) decrease in other assets	(98)	303	8
(Decrease) increase in accounts payable and other liabilities	(784)	878	(805)
Increase (decrease) in accounts payable - related party	704	(103)	(1,686)
Decrease in asset retirement obligations	—	(5)	(165)
Increase (decrease) in security deposits	17	(12)	38
Net cash (used in) provided by operating activities	(1,506)	1,337	(2,638)

Cash flows from investing activities:
Improvements to real estate	(344)	(476)	(316)
Acquisition of investment properties	—	—	(10,452)
Payments received on notes receivable	8	—	—
Increase in notes receivable - related party	—	(763)	—
Payments received on notes receivable - related party	82	181	—
Investment in non-consolidated entities	(1,266)	(878)	(5,385)
Distributions from non-consolidated entities	280	—	—
Net proceeds from sale of interest in an investment property	3,448	—	—
Net proceeds applied to land basis	135	—	—
Reimbursement of earnest money deposits	—	1,245	(375)
Net cash provided (used in) by investing activities	2,343	(691)	(16,528)

Cash flows from financing activities:
Payments on notes payable	(82)	(51)	—
Proceeds from notes payable - related party	800	35	—
Payments on notes payable - related party	(200)	—	—
Contributions	—	—	4,899
Limited optional redemptions	—	(62)	—
Issuance costs	—	—	(600)
Loan acquisition costs	—	—	(36)
Distributions	—	(880)	(3,690)
Contributions from non-controlling interests	249	—	—
Distributions to non-controlling interests	(764)	(230)	(280)
Net cash provided by (used in) financing activities	3	(1,188)	293

Net increase (decrease) in cash and cash equivalents	840	(542)	(18,873)
Cash and cash equivalents, beginning of period	469	1,011	19,349
Cash and cash equivalents, beginning of period for previously non-consolidated entities	—	—	535
Cash and cash equivalents, beginning of period, adjusted for entities consolidated during the 2008 period	469	1,011	19,884
Cash and cash equivalents, end of period	$1,309	$469	$1,011

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$997	$1,777	$1,594
Taxes	$40	$26	$10

Supplemental schedule of noncash investing and financing activities:

Net proceeds from sale of interest in an investment property
Land	$18,549	$—	$—
Building and tenant improvements, net of accumulated depreciation	9,467	—	—
Receivables	218	—	—
Acquired lease intangibles, net	1,087	—	—
Deferred costs and other assets	144	—	—
Notes Payable	(23,800)	—	—
Acquired below-market lease intangibles and other liabilities	(1,782)	—	—
Retained investment in non-consolidated entity	(435)	—	—
	$3,448	$—	$—

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

During 2010, we capitalized $297,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

During 2010, $461,000 in accounts payable - related party was reclassified to notes payable - related party.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

          We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of December 31, 2010, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprising approximately 82,000 square feet of gross leasable area and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.2 million square feet of gross leasable area.

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

          Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) potential joint venture equity investments in existing non-consolidated entities, (4) financing of an unencumbered property and (5) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in ASC 810, Consolidation). As of December 31, 2010, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          As discussed further in Notes 4 and 11, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. As a result of this transaction, we retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property as of the date of the transaction and began accounting for the net 6% retained interest in the property on the equity method of accounting. As such, the conditions for discontinued operations presentation were not met as we will continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence. As a result, the operations associated with this entity are reflected in the consolidated statement of operations up to the date on which we disposed of our controlling interest.

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

          Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the years ended December 31, 2010, 2009 and 2008. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the years ended December 31, 2010, 2009 and 2008, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

          REAL ESTATE INVESTMENTS

          Development Properties - Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the years ended December 31, 2010, 2009 and 2008, interest and taxes in the amount of $297,000, $246,000 and $0, respectively, were capitalized on properties under development or redevelopment.

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

          We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805. Prior to the adoption of the guidance, such costs were capitalized and expensed if and when the acquisition became no longer probable. During the years ended December 31, 2010, 2009 and 2008, we expensed acquisition costs of $0, $7,000 and $169,000, respectively.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. The redevelopment commenced in July 2010 and is scheduled for completion in April 2011. As a result of this change in estimate, depreciation expense was $6.2 million ($3,138.73 per unit) higher for the period in 2010 which we consolidated the Woodlake Square property than it otherwise would have been. As a result of the deconsolidation of Woodlake Square in July 2010, the net assets of this property are now included in our investment in non-consolidated entities.

          Properties Held for Sale - Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization will be suspended during the held for sale period. At December 31, 2010 and 2009, we had no properties held for sale.

          Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based of a similar review of the properties held by the investee entity. As further discussed in Notes 4 and 11, we recorded impairments on our Woodlake Square and Cambridge Holcombe properties.

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

          RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2010 and 2009, our allowance for uncollectible accounts related to our tenant receivables was $179,000 and $124,000, respectively.

          Notes Receivable - Related Party - included in notes receivable related party are cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

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

          DEFERRED COSTS

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to loan acquisition costs totaled $11,000 and $214,000 as of December 31, 2010 and December 31, 2009, respectively. Accumulated amortization related to leasing costs totaled $24,000 and $16,000 as of December 31, 2010 and December 31, 2009, respectively.

          INCOME TAXES

          Federal - No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners.

          State - In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”) effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. The Texas Margin Tax accrued as of December 31, 2010 and 2009 totaled $11,000 and $34,000, respectively.

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

          Investments in Non-Consolidated Entities – Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010 on our Cambridge & Holcombe property. We determined the fair value of the property based upon comparable market sales data which we have adjusted for any significant differences, to the extent known, between the identified comparable assets and the assets being valued. As such, we have determined that the fair value measurements fall within Level 3 of the fair value hierarchy.

          Notes Payable – In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2010 and December 31, 2009, the carrying value of debt obligations associated with our consolidated entities was approximately $6.1 million and $29.9 million, respectively, $6.1 million of which represents a fixed-rate obligation with an estimated fair value of $6.4 million and $5.7 million, respectively.

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3
Notes Payable	$—	$6,367	$—
Investment in Non-Consolidated Entities	$—	$—	$225

          NEW ACCOUNTING STANDARDS

          In June 2009, the FASB amended the consolidation guidance applicable to variable interest entities in ASC 810, Consolidation. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities–an interpretation of ARB No. 51, and changes the way entities account for securitizations and variable interest entities as a result of the elimination of the Qualified Special Purpose Entity (“QSPE”) concept in SFAS No.166. We adopted the provisions of ASC 810 on January 1, 2010. The adoption of SFAS 167 did not have an effect on our results of operations or financial position.

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

3. OPERATING LEASES

          Our operating leases range from one month to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2010 is as follows (in thousands):

2011	$728
2012	477
2013	415
2014	361
2015	106
Thereafter	0
$2,087

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $606,000, $1.1 million and $1.4 million during the years ended December 31, 2010, 2009 and 2008, respectively.

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

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded our share of an impairment loss at the property level of approximately $2.6 million which has been recorded as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million which was due to mature in June 2011. The lender currently has the right to foreclose on the property. We are currently in discussions with the lender, and they have indicated preliminarily that they are willing to defer a portion of the interest payments and extend the agreement through April 2012. However, there is no formal agreement in place with the lender to that effect and no assurance can be given that such an agreement will ultimately be consummated.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%).

•

Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (Woodlake LP) which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. As further discussed in Note 11, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner, and the remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity. Due to our retention of the controlling financial interest in VIF II/AmREIT Woodlake, LP’s managing member, the 10% interest retained by us and our affiliated entities is presented as investment in non-consolidated entities with the 4% owned by AmREIT Realty Investment Corporation (“ARIC”) and MIG III presented as non-controlling interests in the accompanying balance sheet.

          We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities as of December 31, 2010 (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2010	2009
Assets
Property, net	$179,461	$156,648
Cash	5,484	2,439
Other assets	21,128	25,445
Total Assets	$206,073	$184,532
Liabilities and partners’ capital:
Notes payable	131,999	111,715
Other liabilities	12,467	12,485
Partners capital	61,607	60,332
Total Liabilities and Partners’ Capital	$206,073	$184,532

MIG IV share of net assets	$9,961	$12,042

	Years ended December 31,
Combined Statements of Operations (in thousands)	2010	2009	2008
Revenue
Total Revenue	$13,920	$11,854	$10,126
Expense
Depreciation and amortization	6,117	5,872	4,033
Interest	6,295	5,793	5,191
Other	9,869	4,883	3,904
Total expense	22,281	16,548	13,128
Net loss	$(8,361)	$(4,694)	$(3,002)

MIG IV share of net loss	$(3,591)	$(1,222)	$(795)

5. ACQUIRED LEASE INTANGIBLES

          In accordance with ASC 805 we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense. The amortization expense related to in-place leases was approximately $360,000, $1.4 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. We recorded disposals related to in-place leases of $1.9 million, $328,000 and $41,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to normal lease expirations and acceleration of amortization expense related to early move-outs. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $21,000, $35,000, and $53,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term plus any fixed rate renewal options, if applicable, which range from two months to approximately thirteen years. Accretion of below-market leases was approximately $238,000, $441,000 and $491,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $106,000, $41,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively, related to lease expirations.

          Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	December 31, 2010	December 31, 2009
Acquired lease intangible assets:
In-place leases	$667	$4,676
In-place leases – accumulated amortization	(587)	(3,217)
Above-market leases	13	193
Above-market leases – accumulated amortization	(13)	(105)
Acquired leases intangibles, net	$80	$1,547

Acquired lease intangible liabilities:
Below-market leases	$150	$2,599
Below-market leases – accumulated amortization	(132)	(1,036)
Acquired below-market lease intangibles, net	$18	$1,563

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (above and below market leases)
2011	$30	$9
2012	15	3
2013	15	3
2014	15	3
2015	6	1
	$81	$19

6. NOTES PAYABLE

          Our outstanding debt at December 31, 2010 consisted of a fixed-rate mortgage loan of $6.1 million secured by the Village on the Green property. This mortgage loan matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of December 31, 2010, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 6.27 years.

          As of December 31, 2010, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$86	—	$86
2012	90	—	90
2013	96	—	96
2014	102	—	102
2015	107	—	107
Thereafter	143	5,443	5,586
Total	$624	$5,443	$6,067

          We serve as the guarantor of debt in the amount of $45.0 million that is the primary obligation of our non-consolidated joint ventures. The mortgage for one of those joint ventures in the amount of $8.1 million matures in the second quarter of 2011. We expect that mortgage to be refinanced by June 2011. However, should that entity be unable to pay or refinance the mortgage, we would be liable for 50% of the balance. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party - As of December 31, 2010 and December 31, 2009, the balance of our notes payable – related party was $1.3 million and $230,000, respectively. During 2010, we borrowed $800,000 from an affiliate of our General Partner. In August 2010, we repaid $200,000 of the balance due to the affiliate. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

7. DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The swap settled monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. We designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives have been recorded as an adjustment to our partners’ capital through accumulated other comprehensive income. In conjunction with the refinancing of the underlying mortgage, we terminated this hedge. Accordingly, we reclassified into earnings the gain that had been deferred in accumulated other comprehensive income to appropriately offset the earnings impact of the remaining hedged forecasted interest payments and recognized the remainder as a result of the fact that some of the hedged forecasted transactions were probable not to occur. As such, we recorded $260,000 as a reduction of interest expense in July 2010. We do not use derivative financial instruments for trading or speculative purposes. For the years ended December 31, 2010, 2009 and 2008, we paid $461,000, $954,000 and $231,000, respectively, related to this swap which is included in interest expense.

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

8. CONCENTRATIONS

          As of December 31, 2010 and December 31, 2009, each of our two consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the years ended December 31, 2010 and 2009. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by the top tenants of our consolidated properties during the years ended December 31, 2010, 2009 and 2008 (in thousands):

Tenant	2010	2009	2008
Paesano’s	$197	$194	$142
Louis Shanks (1)	136	0	0
Alamo Heights Pediactrics	71	71	54
Borders (2)	70	834	851
Rouse Dental Office	47	47	36
	$521	$1,146	$1,083

(1)	This tenant represents a temporary lease that expired in January 2011. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset.

(2)

The Border’s lease expired in January 2010 and Border’s vacated its space. We expected this lease expiration when we acquired the property and believe that we will be able to recover its carrying value based on our property redevelopment plan. We are actively identifying potential lessees to occupy the premises as part of this redevelopment plan and are in active discussions with several potential tenants. The closing of any new leases would be subject to the negotiation and execution of definitive lease agreements and the fulfillment of customary conditions. Accordingly, no assurance can be given that a new lease will be procured on the same terms as the Borders’ lease, or at all.

9. PARTNERS’ CAPITAL AND MINORITY INTEREST

          The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

          Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received one redemption request which was denied in the amount of $150,000 during the year ended December 31, 2010. During the year ended December 31, 2009, we received five redemption requests, three of which were denied in the aggregate amount of $253,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

          Distributions — During the operating stage of the Partnership, net cash flow, as defined, will be distributed 99% to the limited partners and 1% to the General Partner. We paid a distribution of 7.5% per annum on invested capital through December 2008. Beginning in January 2009 through June 2009, we paid a distribution of 3.0% per annum on invested capital. Effective July 15, 2009 we suspended payment of all distributions, and we do not plan to resume the payment of distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

          Non-controlling Interests – Non-controlling interests represent a 40% ownership interest that our affiliates have in a real estate partnership that we consolidate as a result of our 60% controlling financial interest in such partnership.

10. RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2010, 2009 and 2008:

Type of Service	Service Description & Compensation	2010	2009	2008
Dealer Manager Fees	Dealer manager fees (3.25%) received for placement of the limited partnership units.	$—	$—	$557,971

Organizational and Offering Cost Reimbursements	Reimbursement of the Partnership’s organizational and offering costs, including legal and accounting fees, printing costs, filing fees and distribution costs.	—	—	41,058
Total		$—	$—	$599,029

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2010, 2009 and 2008:

Type of Service	Service Description & Compensation	2010	2009	2008
Asset Management	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$430,407	$430,407	$427,554

Acquisition	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	—	—	264,000

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

		—	—	—

Property Management and Leasing	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	157,436	252,612	197,112

Brokerage	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	—	—	—

Type of Service	Service Description & Compensation	2010	2009	2008
Reimbursement of Operating Expenses	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	319,909	336,698	131,675
Total		$907,752	$1,019,717	$1,020,341

          In addition to the above fees paid by us, the non-consolidated entities in which we have an investment paid a total of $978,000, $743,000 and $385,000 in property management, construction management and leasing fees to one of our affiliated entities for the years ended December 31, 2010, 2009 and 2008, respectively. Our Casa Linda Plaza property paid a total of $6.2 million in construction costs to one of our affiliated entities who acted as a general contractor on the redevelopment during 2008 and 2009.

11. REAL ESTATE ACQUISITIONS AND DISPOSITIONS

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

          In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses which were operated on the property prior to our ownership. We recorded an asset retirement obligation on the acquisition date related to these exposures. As of December 31, 2010, we believe that the environmental exposure no longer exists as a result of the property’s admittance into the Dry Cleaner Remediation Program.

13. SUBSEQUENT EVENTS

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

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2010

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Woodlake Pointe	7,617,318	8,845,089	332,096	7,547,243	9,247,260	16,794,503	(815,736)	11/21/2007	—
Village on the Green	5,468,698	3,133,574	206,725	5,675,423	3,133,574	8,808,997	(630,479)	3/25/2008	6,067,434

Total	$13,086,016	$11,978,663	$538,821	$13,222,666	$12,380,834	$25,603,500	$(1,446,215)		$6,067,434

Activity within real estate and accumulated depreciation during the three years ended December 31, 2010 are as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2007	$50,070,116	$378,621
Acquisitions / additions (Note A)	13,002,961	—
Disposals	(8,606)	(8,606)
Depreciation expense (Note A)	—	1,544,331
Balance at December 31, 2008	$63,064,471	$1,914,346
Acquisitions / additions	475,886	—
Disposals	(41,733)	(41,733)
Depreciation expense	—	1,545,919
Balance at December 31, 2009	$63,498,624	$3,418,532
Acquisitions / additions	501,756	—
Disposals	(38,396,880)	(9,234,155)
Depreciation expense	—	7,261,838
Balance at December 31, 2010	$25,603,500	$1,446,215

Note A - MIG IV acquired 40% investment interests in Woodlake Square and Woodlake Pointe during 2007; thus, the operations of these properties were accounted for using the equity method of accounting. In June 2008, MIG IV acquired an additional investment interest of 20% in the two properties and began consolidating their results of operations, effective January 1, 2008.

S-1