Form 10-Q
period 2011-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2011-05-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(in thousands, except unit data)

	March 31, 2011	December 31, 2010
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$12,402	$12,381
Buildings	12,965	12,891
Tenant improvements	337	332
	25,704	25,604
Less accumulated depreciation and amortization	(1,561)	(1,446)
	24,143	24,158

Investment in non-consolidated entities	9,967	9,961
Acquired lease intangibles, net	71	80
Net real estate investments	34,181	34,199

Cash and cash equivalents	566	1,309
Tenant receivables, net	245	251
Accounts receivable	—	16
Accounts receivable - related party	105	112
Notes receivable	—	2
Deferred costs, net	74	66
Other assets	129	199
TOTAL ASSETS	$35,300	$36,154

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,045	$6,067
Notes payable - related party	1,370	1,291
Accounts payable and other liabilities	352	576
Accounts payable - related party	124	247
Acquired below-market lease intangibles, net	15	18
Security deposits	72	72
TOTAL LIABILITIES	7,978	8,271

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at March 31, 2011 and December 31, 2010, respectively	20,374	21,004
TOTAL PARTNERS’ CAPITAL	20,374	21,004

Non-controlling interests	6,948	6,879
TOTAL CAPITAL	27,322	27,883

TOTAL LIABILITIES AND CAPITAL	$35,300	$36,154

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit data)
(unaudited)

	Three months ended March 31,
	2011	2010

Revenues:
Rental income from operating leases	$220	$921
Total revenues	220	921

Expenses:
General and administrative	6	15
General and administrative - related party	61	76
Asset management fees - related party	108	108
Property expense	138	371
Property management fees - related party	11	29
Legal and professional	86	77
Depreciation and amortization	133	4,624
Total operating expenses	543	5,300

Operating loss	(323)	(4,379)

Other income (expense):
Interest and other income	2	3
Interest expense	(102)	(442)
Equity in losses from non-consolidated entities	(276)	(212)
Margin tax expense	1	(7)
Total other expense	(375)	(658)

Net loss, including non-controlling interests	(698)	(5,037)

Net loss attributable to non-controlling interests	68	1,813

Net loss attributable to partners	$(630)	$(3,224)

Weighted average units outstanding	1,988	1,988
Net loss per unit	$(316.90)	$(1,621.73)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2011
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2010	$—	$21,004	$6,879	$27,883

Net loss (1)	—	(630)	(68)	(698)
Contributions from non-controlling interests	—	—	137	137

Balance at March 31, 2011	$—	$20,374	$6,948	$27,322

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $6 for the three months ended March 31, 2011. The cumulative curative allocation since inception of the Partnership is $232. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss, including non-controlling interests	$(698)	$(5,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	22	(7)
Loss from non-consolidated entities	276	212
Depreciation and amortization	133	4,624
Amortization of above- and below-market leases, net	(3)	(93)
Amortization of loan acquisition costs	1	23
(Increase) decrease in tenant receivables	(16)	26
Decrease in accounts receivable	16	—
Decrease (increase) in accounts receivable - related party	7	(5)
Increase in deferred costs	(13)	(43)
Decrease (increase) in other assets	70	(31)
Decrease in accounts payable and other liabilities	(281)	(608)
(Decrease) increase in accounts payable - related party	(44)	123
Increase in security deposits	—	13
Net cash used in operating activities	(530)	(803)

Cash flows from investing activities:
Improvements to real estate	(84)	(132)
Payments received on notes receivable	2	—
Increase in notes receivable - related party	—	(1)
Investment in non-consolidated entities	(282)	(233)
Net proceeds applied to land basis	36	—
Net cash used in investing activities	(328)	(366)

Cash flows from financing activities:
Payments on notes payable	(22)	(21)
Proceeds from notes payable - related party	—	600
Contributions from non-controlling interests	137	249
Net cash provided by financing activities	115	828

Net decrease in cash and cash equivalents	(743)	(341)
Cash and cash equivalents, beginning of period	1,309	469
Cash and cash equivalents, end of period	$566	$128

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$84	$298

Supplemental schedule of noncash investing and financing activities:

During 2011, $79,000 in accounts payable - related party was reclassified to notes payable - related party.

During 2011, we capitalized $57,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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

We commenced our principal operations on January 12, 2007, when we raised the minimum offering of $1.0 million (the “Offering”) pursuant to the terms of our Offering Memorandum dated November 15, 2006 (the “Offering Memorandum”) and issued the initial 40 limited partnership units (the “Units”). We closed the offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. As of March 31, 2011, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprising approximately 82,000 square feet of gross leasable area and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1,155,000 square feet of gross leasable area.

Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), and are not currently listed on a national securities exchange. These Units will be transferable only if we register them under applicable securities laws (such registration is not expected) or they are transferred pursuant to an exemption under the Securities Act and applicable state securities laws. We do not anticipate that any established public trading market for the Units will develop.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. At this time, it is difficult to determine the breadth and duration of the financial market problems and the various ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our cash resources to be insufficient to meet our obligations over the next 12 months. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect our limited partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) new third-party joint venture equity investments in existing non-consolidated entities, (4) financings of unencumbered properties and (5) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Accounting Standards Codification (“ASC”) 810, Consolidation). As of March 31, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

As discussed further in Note 3, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. As a result of this transaction, we retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property as of the date of the transaction and began accounting for the net 6% retained interest in the property on the equity method of accounting. As such, the conditions for discontinued operations presentation were not met as we will continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence. As a result, the operations associated with this entity are reflected in the consolidated statement of operations up to the date on which we disposed of our controlling interest.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.

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

Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. No percentage rents were recognized during the three months ended March 31, 2011 and 2010. We recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the three months ended March 31, 2011 and 2010, we recognized no lease termination fees. Upon early lease termination, as applicable, we also provide for losses related to unrecovered intangibles and other assets and write off any assets or liabilities and the associated accumulated amortization.

REAL ESTATE INVESTMENTS

Development Properties – Land, buildings and improvements are recorded at cost. Expenditures related to the development of real estate are carried at cost which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the three months ended March 31, 2011 and 2010, interest and taxes in the amount of $57,000 and $74,000, respectively, were capitalized on properties under development or redevelopment.

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

We expense acquisition costs associated with operating properties as incurred in accordance with ASC 805, Business Combinations (“ASC 805”). We did not expense any acquisition costs or capitalize any interest or taxes during the three months ended March 31, 2011 and 2010.

Depreciation – Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. The redevelopment commenced in July 2010 was substantially completed in April 2011. As a result of this change in estimate, depreciation expense was $4.1 million higher during the three months ended March 31, 2010 than it otherwise would have been. As a result of the deconsolidation of Woodlake Square in July 2010, the net assets of this property are now included in our investment in non-consolidated entities.

Properties Held for Sale – Properties will be classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale will be carried at the lower of cost or fair value less cost to sell. Depreciation and amortization will be suspended during the held for sale period. As of March 31, 2011 and December 31, 2010, we had no properties held for sale.

Impairment – We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity.

ENVIRONMENTAL EXPOSURES

We are subject to numerous environmental laws and regulations as they apply to real estate, including those addressing chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers and underground petroleum storage tanks. We believe that the tenants occupying our properties who currently operate dry cleaning plants or gas stations do so in accordance with current laws and regulations. We believe that the ultimate disposition of currently known environmental matters will not have a material affect on our financial position, liquidity, or operations (see Note 10). However, we can give no assurance that existing environmental studies with respect to the shopping centers have revealed all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to it; that the current environmental condition of the shopping centers will not be affected by tenants and occupants, by the condition of nearby properties or by unrelated third parties; or that changes in applicable environmental laws and regulations or their interpretation will not result in additional environmental liability to the Partnership.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of March 31, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $195,000 and $179,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEFERRED COSTS

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the remaining costs will be disposed of. Accumulated amortization related to loan acquisition costs totaled $12,000 and $11,000 as of March 31, 2011 and December 31, 2010, respectively. Accumulated amortization related to leasing costs totaled $19,000 and $24,000 as of March 31, 2011 and December 31, 2010, respectively.

INCOME TAXES

Federal – No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to U.S. federal income tax, and the federal tax effect of our activities is passed through to our partners.

State – In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin (often referred to as the “Texas Margin Tax”), effective with franchise tax reports filed on or after January 1, 2007. The Texas Margin Tax is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. Although House Bill 3 states that the Texas Margin Tax is not an income tax, the Partnership believes that ASC 740, Income Taxes, applies to the Texas Margin Tax. We have recorded margin tax provisions of approximately $2,000 and $7,000 for the Texas Margin Tax for each of the three months ended March 31, 2011 and 2010, respectively.

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

FAIR VALUE MEASUREMENTS

We account for assets and liabilities measured at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2011and December 31, 2010 (in thousands):

March 31, 2011	Level 1	Level 2	Level 3
Notes Payable	$—	$6,276	$—

December 31, 2010	Level 1	Level 2	Level 3
Notes Payable	$—	$6,367	$—
Investment in Non-Consolidated Entities	$—	$—	$225

Notes Payable – We disclose the fair value of our financial instruments in accordance with ASC 825, Financial Instruments, on a recurring basis. Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments except the notes payable are representative of the fair values due to the short term nature of the instruments. In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of March 31, 2011 and December 31, 2010, the carrying value of debt obligations associated with our consolidated entities was approximately $6.0 million and $6.1 million of fixed rate obligations, respectively, with an estimated fair value of $6.3 million and $6.4 million, respectively.

Investments in Non-Consolidated Entities – Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010 on our Cambridge & Holcombe property. We determined the fair value of the property based on comparable market sales data that we have adjusted for any significant differences, to the extent known, between the identified comparable assets and the assets being valued. As such, we have determined that this non-recurring fair value measurement falls within Level 3 of the fair value hierarchy.

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

Since inception, we have made the following investments in four entities through which we own an interest in four properties:

•

In January 2007, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”), an affiliated AmREIT entity.

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded an impairment of approximately $2.6 million on this investment in 2010. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million that was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby we are able to defer a portion of the interest payments and extend the agreement through March 2012.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%).

•

Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (Woodlake LP), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. In July 2010, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner, and the remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity. Due to our retention of the controlling financial interest in VIF II/AmREIT Woodlake, LP’s managing member, the 10% interest retained by us and our affiliated entities is presented as investment in non-consolidated entities with the 4% owned by AmREIT Realty Investment Corporation (“ARIC”) and MIG III presented as non-controlling interests in the accompanying balance sheet.

We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2011 and 2010, as follows (in thousands):

	Three months ended March 31,
	2011	2010
Revenue	$3,765	$4,055
Depreciation and amortization	(1,577)	(5,858)
Interest expense	(1,725)	(1,788)
Net loss	(1,071)	(5,199)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with ASC 805, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from two months to thirteen years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $9,000 and $184,000 for the three months ended March 31, 2011 and 2010, respectively. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $0 and $8,000 for the three months ended March 31, 2011 and 2010, respectively. Accretion of below-market leases was approximately $3,000 and $101,000 for the three months ended March 31, 2011 and 2010, respectively. Such accretion is recorded as an increase to rental income.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	March 31, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$667	$667
In-place leases – accumulated amortization	(596)	(587)
Above-market leases	13	13
Above-market leases – accumulated amortization	(13)	(13)
Acquired lease intangibles, net	$71	$80

Acquired lease intangible liabilities:
Below-market leases	$150	$150
Below-market leases – accumulated amortization	(135)	(132)
Acquired below-market lease intangibles, net	$15	$18

5.	NOTES PAYABLE

Our outstanding debt at March 31, 2011 and December 31, 2010 consisted of a fixed-rate mortgage loan of $6.0 million and $6.1 million, respectively secured by the Village on the Green property. This mortgage loan matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of March 31, 2011, the weighted-average interest rate on our fixed-rate debt is 5.5%, and the weighted average remaining life of such debt is 6.02 years.

As of March 31, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$64	$—	$64
2012	90	—	90
2013	96	—	96
2014	102	—	102
2015	107	—	107
Thereafter	143	5,443	5,586
Total	$602	$5,443	$6,045

We serve as the guarantor of debt in the amount of $45.0 million that is the primary obligation of our non-consolidated joint ventures. During 2011, one of those joint ventures defaulted on its loan in the amount of $8.1 million which was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby we are able to defer a portion of the interest payments and extend the agreement through March 2012. However, should that entity be unable to pay or refinance the mortgage, we would be liable for 50% of the balance. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of March 31, 2011 and December 31, 2010, the balance of our notes payable – related party was $1.4 million and $1.3 million, respectively. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is due on demand. The note is secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

6.	CONCENTRATIONS

As of March 31, 2011 and December 31, 2010, each of our two consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three months ended March 31, 2011 and 2010.

Following are the base rents generated by our top tenants during the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
Tenant	2011	2010
Paesano’s	$49	$49
Alamo Heights Pediactrics	18	18
Rouse Dental	12	12
Café Salsita	9	9
The Mutual Fund Store	9	9
	$97	$97

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTERESTS

The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act of 1933 and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide limited partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, limited partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We received no redemption requests during the three months ended March 31, 2011 and 2010. During the three months ended March 31, 2009, we received four redemption requests, two of which were denied in the aggregate amount of $115,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

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

8.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
Type of service	2011	2010
Asset management fees	$108	$108
Property management fees and leasing costs	23	67
Administrative costs reimbursements	61	76
	$192	$251

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $177,000 and $137,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2011 and 2010, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the three months ended March 31, 2011 and 2010.

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

10.	COMMITMENTS AND CONTINGENCIES

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

11.	SUBSEQUENT EVENTS

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

We have no employees and are managed by AmREIT Monthly Income & Growth IV Corporation, our General Partner, pursuant to our Partnership Agreement. Our General Partner is a wholly-owned subsidiary of AmREIT. Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us in exchange for Units. The remaining Units are held by other Limited Partners. We qualify as a partnership for federal income tax purposes.

As of March 31, 2011, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, one property in which we own controlling interests comprised of approximately 82,000 square feet of gross leasable area and four properties in which we own investment interests through joint ventures comprised of approximately 1,155,000 square feet of gross leasable area. A majority of our properties are located in highly-populated, suburban communities in Texas. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2011 and 2010. As of March 31, 2011, our properties had an average occupancy rate of approximately 79%, and the average debt leverage ratio of the properties in which we own an interest was approximately 60%, with 85% of such debt carrying a fixed-rate of interest.

Summary of Critical Accounting Policies

Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible accounts and accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Information with respect to the Partnership’s critical accounting policies that the Partnership believes could have the most significant effect on the Partnership’s reported results and require subjective or complex judgments by management is contained in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Management believes that as of March 31, 2011, there have been no material changes to these policies.

Results of Operations

We commenced our principal operations on January 12, 2007, when we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering Memorandum and issued the initial 40 Units to investors. During 2007, we made investments in three joint ventures through which we obtained an ownership interest in three properties. During 2008, we acquired a direct interest in one property, made an investment in a joint venture through which we obtained an ownership interest in one property and made additional investments in two joint ventures through which we obtained additional ownership interests in two properties. As of March 31, 2011, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, one property in which we owned controlling interests comprised of approximately 82,000 square feet of gross leasable area and four properties in which we owned investment interests through joint ventures comprised of approximately 1,155,000 square feet of gross leasable area.

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenue. Revenue decreased approximately $701,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($220,000 in 2011 versus $921,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011. The decrease is also due to a reduction in rental income from Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses.

Property Expense. Property expense decreased approximately $233,000 during the three months ended March 31, 2011 compared to the same period in 2010 ($138,000 in 2011 versus $371,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011.

Property Management Fees – Related Party. Property management fees decreased approximately $18,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($11,000 in 2011 versus $29,000 in 2010). Property management fees are calculated based on tenant billings. The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $4.5 million during the three months ended March 31, 2011 as compared to the same period in 2010 ($133,000 in 2011 versus $4.6 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011. Also, during Q1 2010, we reassessed and shortened the estimated useful lives of various buildings as part of the redevelopment, which accelerated the depreciation in 2010.

Interest Expense. Interest expense decreased approximately $340,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($102,000 in 2011 versus $442,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $64,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($276,000 in 2011 versus $212,000 in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to Woodlake Square. We deconsolidated the property in July 2010 and account for the property under the equity method of accounting. Woodlake Square’s earnings were included in the consolidated financials during the first quarter of 2010, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the first quarter of 2011.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $1.7 million during the three months ended March 31, 2011 as compared to the same period in 2010 ($68,000 in 2011 versus $1.8 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The first quarter of 2010 includes three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the first quarter of 2011.

Liquidity and Capital Resources

We expect to meet our liquidity requirements through cash on-hand, net cash provided by distributions from joint ventures, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for investment in real estate properties and related improvements and the payment of operating expenses, including interest expense on any outstanding indebtedness. In addition to selling properties during our operating period, we plan to strategically reinvest the proceeds from such sales rather than distributing the proceeds to our partners.

As of March 31, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $566,000 and approximately $1.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three months ended March 31,
	2011	2010
Operating activities	$(530)	$(803)
Investing activities	(328)	(366)
Financing activities	115	828

Net cash flows used in operating activities decreased approximately $273,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($530,000 of net cash flows used in operating activities in 2011 versus $803,000 in 2010). This decrease in operating cash outflows was primarily attributable to a reduction in property taxes that were paid during the three months ended March 31, 2011 as compared to the same period in 2010.

Net cash flows used in investing activities decreased approximately $38,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($328,000 of net cash flows used in investing activities in 2011 versus $366,000 in 2010). This decrease in investing outflows was primarily due to a decrease in improvements to real estate, coupled with net proceeds applied to the land basis on our Woodlake Pointe property of $36,000 during the three months ended March 31, 2011. This decrease in investing outflows was partially offset by an increase in our investments made in our non-consolidated entities of $49,000.

Net cash flows provided by financing activities decreased approximately $713,000 during the three months ended March 31, 2011 as compared to the same period in 2010 ($115,000 in 2011 versus $828,000 in 2010). This decrease in financing inflows was primarily attributable to proceeds received from notes payable – related party of approximately $600,000 during the three months ended March 31, 2010. We received no such proceeds during the three months ended March 31, 2010. Additionally, contributions received from non-controlling interests decreased by $112,000.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels. At this time, it is difficult to determine the breadth and duration of the financial market problems and the various ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations. Effective July 15, 2009, we suspended all distributions in an effort to conserve cash and to protect partners’ invested capital. As we have several projects that are mid-stream in redevelopment, we are conserving cash from operations to improve our ability to fund capital improvements, tenant improvements and leasing commissions, and to meet our obligations, including debt service. We expect that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the Partners at that time. Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) new third-party joint venture equity investments in existing non-consolidated entities, (4) financings of unencumbered properties and (5) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2011

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

	By:	/s/ Chad C. Braun
Chad C. Braun
Executive Vice President, Chief Operating Officer,
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