Form 10-Q
period 2011-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2011-08-12
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
(Do not check if a smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(in thousands, except unit data)

	June 30, 2011	December 31, 2010
	(unaudited)

ASSETS
Real estate investments at cost:
Land	$12,466	$12,381
Buildings	12,980	12,891
Tenant improvements	321	332
	25,767	25,604
Less accumulated depreciation and amortization	(1,654)	(1,446)
	24,113	24,158

Investment in non-consolidated entities	9,859	9,961
Acquired lease intangibles, net	62	80
Net real estate investments	34,034	34,199

Cash and cash equivalents	329	1,309
Tenant receivables, net	281	251
Accounts receivable	—	16
Accounts receivable - related party	76	112
Notes receivable	—	2
Deferred costs, net	73	66
Other assets	232	199
TOTAL ASSETS	$35,025	$36,154

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,025	$6,067
Notes payable - related party	1,648	1,291
Accounts payable and other liabilities	479	576
Accounts payable - related party	169	247
Acquired below-market lease intangibles, net	12	18
Security deposits	51	72
TOTAL LIABILITIES	8,384	8,271

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at June 30, 2011 and December 31, 2010, respectively	19,743	21,004
TOTAL PARTNERS’ CAPITAL	19,743	21,004

Non-controlling interest	6,898	6,879
TOTAL CAPITAL	26,641	27,883

TOTAL LIABILITIES AND CAPITAL	$35,025	$36,154

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except for unit and per unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues:
Rental income from operating leases	$233	$890	$453	$1,811
Total revenues	233	890	453	1,811

Expenses:
General and administrative	27	36	33	51
General and administrative - related party	51	83	112	159
Asset management fees - related party	77	107	185	215
Property expense	108	299	246	670
Property management fees - related party	10	35	21	64
Legal and professional	33	59	119	136
Depreciation and amortization	139	2,628	272	7,252
Total operating expenses	445	3,247	988	8,547

Operating loss	(212)	(2,357)	(535)	(6,736)

Other income (expense):
Interest and other income	—	1	2	4
Interest expense	(103)	(450)	(205)	(892)
Equity in losses from non-consolidated entities	(366)	(237)	(642)	(449)
Margin tax expense	—	(6)	1	(13)
Total other expense	(469)	(692)	(844)	(1,350)

Net loss	(681)	(3,049)	(1,379)	(8,086)

Net loss attributable to non-controlling interest	50	1,005	118	2,818

Net loss attributable to partners	$(631)	$(2,044)	$(1,261)	$(5,268)

Weighted average units outstanding	1,988	1,988	1,988	1,988
Net loss per unit	$(317.40)	$(1,028.17)	$(634.31)	$(2,649.90)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2011
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interest	Total
Balance at December 31, 2010	$—	$21,004	$6,879	$27,883

Net loss(1)	—	(1,261)	(118)	(1,379)
Contributions from non-controlling interest	—	—	137	137

Balance at June 30, 2011	$—	$19,743	$6,898	$26,641

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $13 for the six months ended June 30, 2011. The cumulative curative allocation since inception of the Partnership is $239. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,379)	$(8,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense (recovery)	23	4
Equity in losses from non-consolidated entities	642	449
Depreciation and amortization	272	7,252
Amortization of above- and below-market leases, net	(6)	(185)
Amortization of loan acquisition costs	2	46
Increase in tenant receivables	(38)	(76)
Decrease in accounts receivable	16	—
Decrease (increase) in accounts receivable - related party	6	(8)
Increase in deferred costs	(19)	(76)
Increase in other assets	(33)	(210)
Decrease in accounts payable and other liabilities	(254)	(345)
Increase in accounts payable - related party	279	672
(Decrease) increase in security deposits	(21)	12
Net cash used in operating activities	(510)	(551)

Cash flows from investing activities:
Improvements to real estate	(114)	(381)
Payments received on notes receivable	2	—
Increase in notes receivable - related party	—	82
Investment in non-consolidated entities	(525)	(336)
Rental proceeds from property held for development	72	—
Net cash used in investing activities	(565)	(635)

Cash flows from financing activities:
Payments on notes payable	(42)	(41)
Proceeds from notes payable - related party	—	600
Contributions from non-controlling interest	137	249
Net cash provided by financing activities	95	808

Net decrease in cash and cash equivalents	(980)	(378)
Cash and cash equivalents, beginning of period	1,309	469
Cash and cash equivalents, end of period	$329	$91

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$169	$717
Taxes	$—	$28

Supplemental schedule of noncash investing and financing activities:

During 2011, $357,000 in accounts payable - related party was reclassified to notes payable - related party.

During 2011, we capitalized $157,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a wholly-owned subsidiary of AmREIT, Inc., an Securities and Exchange Commission (“SEC”) reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

As of June 30, 2011, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprising approximately 82,000 square feet of gross leasable area and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1,155,000 square feet of gross leasable area.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has shown signs of improvement, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions, and (4) meet our obligations, including debt service.

We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined by U.S. generally accepted accounting principles (“GAAP”)). As of June 30, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) have been prepared pursuant to the rules and regulations of the SEC and are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

DECONSOLIDATION OF WOODLAKE SQUARE

As discussed further in Note 3, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. As a result of this transaction, we retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property as of the date of the transaction and began accounting for the net 6% retained interest in the property under the equity method of accounting. The conditions for discontinued operations presentation were not met as we will continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence. As a result, our ownership interest and results of operations from Woodlake Square subsequent to the sale are reported under the equity method of accounting as of and for the three and six month periods ended June 30, 2011 and as of December 31, 2010. Under the equity method, we report our ownership interest on a net basis in investment in non-consolidated entities on our consolidated balance sheet and our results from operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations. However, our consolidated statements of operations for the three and six months ended June 30, 2010 and our consolidated statement of cash flows for the six months ended June 30, 2010 include the consolidated results and cash flows of Woodlake Square on a gross basis.

DEPRECIATION

During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to sell a portion of the ownership interest, redevelop the property and demolish certain buildings. The redevelopment commenced in July 2010 and was completed in April 2011. As a result of this change in estimate, depreciation expense was approximately $4.1 million higher during the six months ended June 30, 2010 than it otherwise would have been. Additionally, our pro rata share of depreciation expense for the six months ended June 30, 2011 related to Woodlake Square was included in equity in losses from non-consolidated entities on our consolidated statements of operations as a result of its deconsolidation discussed above.

IMPAIRMENT OF INVESTMENTS IN NON-CONSOLIDATED ENTITIES

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed in December 2010 on our Cambridge & Holcombe property (a non-consolidated investment). We determined the fair value of the investment based on comparable market sales data, adjusted for any significant differences, to the extent known, between the identified comparable assets and the assets being valued. We recorded our share of an impairment loss at the property level of approximately $2.6 million as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. See Note 3 and “Fair Value Measurements” below.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and adjustments attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of June 30, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $170,000 and $179,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

INCOME TAXES

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to U.S. federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the six months ended June 30, 2011 and 2010, we recorded tax provisions of approximately $3,000 and $13,000 for Texas Margin Tax, respectively.

FAIR VALUE MEASUREMENTS

GAAP requires that certain assets and liabilities be measured at fair value. GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs that the market participants would use in pricing the asset or liability are developed based on market data obtained from sources independent of our own. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements and Financial Instruments – Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. See Note 5 for fair value disclosures of our notes payable.

Non-Recurring Fair Value Measurements, Impairment and Investments in Non-Consolidated Entities – As discussed above, we impaired our investment in the Cambridge & Holcombe property (a non-consolidated investment) during the fourth quarter of 2010. We determined the fair value of the property was $225,000 based on comparable market sales data, adjusted for any significant differences to the extent known, between the identified comparable assets and the assets being valued. We have determined that this non-recurring fair value measurement falls within Level 3 of the fair value hierarchy and is included in investments in non-consolidated entities on our consolidated balance sheet at December 31, 2010.

SUBSEQUENT EVENTS

We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

Since inception, we have made the following investments in four entities through which we own an interest in four properties and account for under the equity method of accounting:

•

In January 2007, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined gross leasable area of approximately 325,000 square feet. The remaining 50% is owned by AmREIT Monthly Income & Growth Fund III, Ltd. (“MIG III”), an affiliated AmREIT entity.

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded an impairment of approximately $2.6 million on this investment in 2010. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million that was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby we deferred the interest payments and extended the maturity of the note through March 2012.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined gross leasable area of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%).

•

Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined gross leasable area of approximately 206,000 square feet. In July 2010, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner. The remaining 94% is owned by the third-party institutional partner (90%), and by AmREIT Realty Investment Corporation (1%) and MIG III (3%), both affiliated AmREIT entities. Due to our retention of the controlling financial interest in the managing member of VIF II/AmREIT Woodlake, LP, the 10% interest retained by us and our affiliated entities is presented as investment in non-consolidated entities.

We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2011 and 2010, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$3,958	$3,987	$7,723	$8,041
Depreciation and amortization	(1,654)	(3,951)	(3,231)	(9,808)
Interest expense	(1,729)	(1,796)	(3,455)	(3,584)
Net loss	(1,302)	(3,234)	(2,288)	(8,433)

4.	ACQUIRED LEASE INTANGIBLES

In accordance with GAAP, we have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below-market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from two months to thirteen years. The amortization of above (and below) market leases is recorded as a reduction of (increase in) rental income, and the amortization of in-place leases is included in depreciation and amortization expense. The amortization expense related to in-place leases was approximately $18,000 and $308,000 for the six months ended June 30, 2011 and 2010, respectively. We recorded disposals of in-place leases of $65,000 and $1.9 million for the six months ended June 30, 2011 and 2010, respectively, related to normal lease expirations and acceleration of amortization expense related to early move-outs. The amortization of above-market leases, which was recorded as a reduction of rental income, was approximately $0 and $17,000 for the six months ended June 30, 2011 and 2010, respectively. Accretion of below-market leases was approximately $6,000 and $202,000 for the six months ended June 30, 2011 and 2010, respectively. Such accretion is recorded as an increase to rental income. We recorded disposals of below-market leases of $28,000 and $106,000 for the six months ended June 30, 2011 and 2010, respectively, related to lease expirations.

Acquired in-place lease and above- and below-market lease values and their respective accumulated amortization are as follows (in thousands):

	June 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$602	$667
In-place leases - accumulated amortization	(540)	(587)
Above-market leases	13	13
Above-market leases - accumulated amortization	(13)	(13)
Acquired lease intangibles, net	$62	$80

Acquired lease intangible liabilities:
Below-market leases	$122	$150
Below-market leases - accumulated amortization	(110)	(132)
Acquired below-market lease intangibles, net	$12	$18

5.	NOTES PAYABLE

Our outstanding debt at June 30, 2011 and December 31, 2010 consisted of a fixed-rate mortgage loan of $6.0 million and $6.1 million, respectively secured by the Village on the Green property. This mortgage loan matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of June 30, 2011, the weighted-average interest rate on our fixed-rate debt was 5.5%, and the weighted average remaining life of such debt was 5.77 years.

As of June 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$44	$—	$44
2012	90	—	90
2013	96	—	96
2014	102	—	102
2015	107	—	107
Thereafter	143	5,443	5,586
Total	$582	$5,443	$6,025

We serve as the guarantor of debt in the amount of $45.0 million that is the primary obligation of our non-consolidated joint ventures. During 2011, one of those joint ventures defaulted on its loan in the amount of $8.1 million, which was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby deferred a portion of the interest payments and extended the agreement through March 2012. However, should that entity be unable to pay or refinance the mortgage, we believe that we may be liable for 50% of the balance which represents our ownership interest. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of June 30, 2011 and December 31, 2010, the balance of our notes payable – related party was $1.6 million and $1.3 million, respectively. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is due on demand. The note is secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $6.4 million at both June 30, 2011 and December 31, 2010, respectively.

6.	CONCENTRATIONS

As of June 30, 2011 and December 31, 2010, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the six months ended June 30, 2011 and 2010.

Following are the base rents generated by our top tenants during the six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2011	2010	2011	2010
Paesano’s	$49	$49	$98	$98
Alamo Heights Pediatrics	18	18	35	35
Rouse Dental	12	12	24	24
Café Salsita	9	9	18	18
The Mutual Fund Store	9	9	18	18
Total	$97	$97	$193	$193

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Redemptions — Limited partners who have held their units of partnership interest (“Units”) for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash. We received no redemption requests during the six months ended June 30, 2011. During the six months ended June 30, 2010, we received four redemption requests, two of which were denied in the aggregate amount of $115,000 and two of which were granted in the amount of $62,000. All redemption requests that have been granted represent a return of capital.

Distributions – We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

Non-controlling Interest – Non-controlling interests represent a 40% ownership interest that our affiliates have in our Woodlake Pointe property that we consolidate as a result of our 60% controlling financial interest in such partnership.

8.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. Certain of these affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2011	2010	2011	2010
Asset management fees	$77	$107	$185	$215
Property management fees and leasing costs	14	53	36	120
Administrative costs reimbursements	51	83	112	159
	$142	$243	$333	$494

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $640,000 and $283,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2011 and 2010, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

We did not have any real estate acquisitions or dispositions during the six months ended June 30, 2011 and 2010.

See Note 3 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

10.	COMMITMENTS AND CONTINGENCIES

As the owner or operator of real property, we may incur liability based on various property conditions and may be subject to liability for personal injury or property damage sustained as a result. In addition, we are subject to ongoing compliance requirements imposed on us by environmental laws. We are not aware of any environmental matters or liabilities with respect to our properties that would have a material adverse effect on our consolidated financial statements.

We are involved in various matters of litigation arising in the normal course of business; however, we believe that we maintain comprehensive, general liability and extended insurance coverage as deemed necessary with respect to our properties. We believe that no estimate of loss or range of loss, if any, can be made at this time for such matters; however, our management, based in part upon consultation with legal counsel, is of the opinion that, when such litigation is resolved, any liability in excess of amounts covered by insurance or already included in our consolidated financial statements, if any, will not have a material effect on our consolidated financial statements.

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

As of June 30, 2011, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, one property in which we own controlling interests comprised of approximately 82,000 square feet of gross leasable area and four properties in which we own investment interests through joint ventures comprised of approximately 1,155,000 square feet of gross leasable area. All of our properties are located in Texas, the majority of which are located in highly-populated, suburban communities. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2011 and 2010. As of June 30, 2011, our properties, including our non-consolidated investments, had an average occupancy rate of approximately 78%, and the average debt leverage ratio of the properties in which we own an interest was approximately 60%, with 85% of such debt carrying a fixed-rate of interest.

Results of Operations

As of June 30, 2011, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, one property in which we owned controlling interests comprised of approximately 82,000 square feet of gross leasable area and four properties in which we owned investment interests through joint ventures comprised of approximately 1,155,000 square feet of gross leasable area. Below is a discussion of our results of operations for the three and six months ended June 30, 2011, as compared to the same periods in 2010. As discussed in Note 2 to our accompanying notes to consolidated financial statements, we sold a majority of our ownership interest in Woodlake Square in July 2010 and subsequently deconsolidated Woodlake Square. As a result, our results of operations from Woodlake Square for the three and six month periods ended June 30, 2010 include the consolidated results on a gross basis of Woodlake Square with no comparable results for the three and six months ended June 30, 2011. Instead, we report our remaining pro rata interest on a net basis in equity in losses from non-consolidated entities.

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenue. Revenue decreased approximately $657,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($233,000 in 2011 versus $890,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes $627,000, which is three months of operations for Woodlake Square, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011. The decrease is also due to a $25,000 reduction in rental income from Woodlake Pointe due to reduced occupancy.

Property Expense. Property expense decreased approximately $191,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($108,000 in 2011 versus $299,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes $211,000, which is three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011.

General and administrative – Related Party General and administrative – related party decreased approximately $32,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($51,000 in 2011 versus $83,000 in 2010.) The decrease is primarily due to a lower allocation of administrative costs to better reflect the level of effort expended on the fund during the period.

Asset Management Fees – Related Party Asset management fees – related party decreased approximately $30,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($77,000 in 2011 versus $107,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased during 2011.

Property Management Fees – Related Party. Property management fees decreased approximately $25,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($10,000 in 2011 versus $35,000 in 2010). Property management fees are calculated based on tenant billings. The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes $24,000, which is three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $2.5 million during the three months ended June 30, 2011 as compared to the same period in 2010 ($139,000 in 2011 versus $2.6 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes $2.5 million, which is three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011. Also, during January 2010, we reassessed and shortened the estimated useful lives of various buildings as part of the redevelopment of Woodlake Square, which accelerated the depreciation about $2.1 million in 2010.

Interest Expense. Interest expense decreased approximately $347,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($103,000 in 2011 versus $450,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes $355,000, which is three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $129,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($336,000 in 2011 versus $237,000 in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to Woodlake Square. We deconsolidated the property in July 2010 and account for the property under the equity method of accounting. Woodlake Square’s earnings were included in the consolidated financials during the second quarter of 2010, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the second quarter of 2011.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $955,000 during the three months ended June 30, 2011 as compared to the same period in 2010 ($50,000 in 2011 versus $1.0 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The second quarter of 2010 includes a loss of $978,000, which is three months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the second quarter of 2011.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenue. Revenue decreased approximately $1.4 million during the six months ended June 30, 2011 as compared to the same period in 2010 ($453,000 in 2011 versus $1.8 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $1.3 million, which is six months of operations for Woodlake Square, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period. The decrease is also due to a $103,000 reduction in rental income from Woodlake Pointe due to reduced occupancy and reduced recoverable property expenses.

General and administrative – Related Party. General and administrative – related party decreased approximately $47,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($112,000 in 2011 versus $159,000 in 2010.) The decrease is primarily due to a lower allocation of administrative costs to better reflect the level of effort expended on the fund during the period.

Property Expense. Property expense decreased approximately $424,000 during the six months ended June 30, 2011as compared to the same period in 2010 ($246,000 in 2011 versus $670,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $480,000, which is six months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Property Management Fees – Related Party. Property management fees decreased approximately $43,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($21,000 in 2011 versus $64,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $43,000, which is six months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $7.0 million during the six months ended June 30, 2011 as compared to the same period in 2010 ($272,000 in 2011 versus $7.3 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $6.9 million, which is six months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period. Also, during the first quarter of 2010, we reassessed and shortened the estimated useful lives of various buildings as part of the redevelopment, which accelerated the depreciation approximately $6.2 million in 2010.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $193,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($642,000 in 2011 versus $449,000 in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to Woodlake Square. We deconsolidated the property in July 2010 and account for the property under the equity method of accounting. Woodlake Square’s earnings were included in the consolidated financials during the six months ended June 30, 2010, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $2.7 million during the six months ended June 30, 2011 as compared to the same period in 2010 ($118,000 in 2011 versus $2.8 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes a loss of $2.7 million, which is six months of operations for Woodlake Square, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Liquidity and Capital Resources

We expect that our primary uses of capital will be for selective investment in existing properties, and the payment of operating expenses, including interest expense on any outstanding indebtedness.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions, and (4) meet our obligations, including debt service.

We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase. We believe that the economy and real estate market will recover prior to our anticipated liquidation commencement date of November 15, 2013. However, if the economy has not recovered, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Although the U.S. economy has shown signs of improvement, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. While we believe that we have sufficient access to cash in order to meet our contractual obligations, a significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations.

Cash Flow Activities for the Six Months Ended June 30, 2011 and 2010

As of June 30, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $329,000 and approximately $1.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six months ended June 30,
	2011	2010
Operating activities	$(510)	$(551)
Investing activities	(565)	(635)
Financing activities	95	808

Net cash flows used in operating activities decreased approximately $41,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($510,000 of net cash flows used in operating activities in 2011 versus $551,000 in 2010). This decrease in operating cash outflows was primarily attributable to a reduction in property taxes that were paid during the three months ended March 31, 2011 as compared to the same period in 2010.

Net cash flows used in investing activities decreased approximately $70,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($565,000 of net cash flows used in investing activities in 2011 versus $635,000 in 2010). This decrease in investing outflows was primarily due to a decrease in improvements to real estate, coupled with rental proceeds from our Woodlake Pointe property, which is under development, of $72,000 during the six months ended June 30, 2011. This decrease in investing outflows was partially offset by an increase in our investments made in our non-consolidated entities of $189,000 to fund additional development.

Net cash flows provided by financing activities decreased approximately $713,000 during the six months ended June 30, 2011 as compared to the same period in 2010 ($95,000 in 2011 versus $808,000 in 2010). This decrease in financing inflows was primarily attributable to proceeds received from notes payable – related party of approximately $600,000 during the six months ended June 30, 2010. We received no such proceeds during the six months ended June 30, 2011. Additionally, contributions received from non-controlling interests decreased by $112,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2011

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

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2011 and 2010, (iii) the Consolidated Statement of Capital for the six months ended June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.