Form 10-Q
period 2011-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2011-11-14
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(in thousands, except unit data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$12,508	$12,381
Buildings	12,997	12,891
Tenant improvements	339	332
	25,844	25,604
Less accumulated depreciation and amortization	(1,771)	(1,446)
	24,073	24,158

Investment in non-consolidated entities	9,676	9,961
Acquired lease intangibles, net	53	80
Net real estate investments	33,802	34,199

Cash and cash equivalents	380	1,309
Tenant receivables, net	248	251
Accounts receivable	—	16
Accounts receivable - related party	2	112
Notes receivable	—	2
Deferred costs, net	192	66
Other assets	255	199
TOTAL ASSETS	$34,879	$36,154

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,004	$6,067
Notes payable - related party	1,815	1,291
Accounts payable and other liabilities	600	576
Accounts payable - related party	320	247
Acquired below-market lease intangibles, net	9	18
Security deposits	51	72
TOTAL LIABILITIES	8,799	8,271

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 units outstanding at September 30, 2011 and December 31, 2010, respectively	19,199	21,004
TOTAL PARTNERS’ CAPITAL	19,199	21,004

Non-controlling interest	6,881	6,879
TOTAL CAPITAL	26,080	27,883

TOTAL LIABILITIES AND CAPITAL	$34,879	$36,154

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for unit and per unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Rental income from operating leases	$250	$511	$703	$2,322

Expenses:
General and administrative	16	17	49	68
General and administrative - related party	65	86	177	245
Asset management fees - related party	78	108	263	323
Property expense	21	192	267	862
Property management fees - related party	12	16	33	80
Legal and professional	59	58	178	194
Depreciation and amortization	139	261	411	7,513
Total operating expenses	390	738	1,378	9,285

Operating loss	(140)	(227)	(675)	(6,963)

Other income (expense):
Interest and other income	—	—	2	4
Impairment	—	(618)	—	(618)
Interest expense	(107)	142	(312)	(750)
Equity in losses from non-consolidated entities	(312)	(260)	(954)	(709)
Margin tax expense	(2)	(1)	(1)	(14)
Total other expense	(421)	(737)	(1,265)	(2,087)

Net loss	(561)	(964)	(1,940)	(9,050)

Net loss attributable to non-controlling interest	17	173	135	2,991

Net loss attributable to partners	$(544)	$(791)	$(1,805)	$(6,059)

Weighted average units outstanding	1,988	1,988	1,988	1,988
Net loss per unit	$(273.64)	$(397.89)	$(907.95)	$(3,047.79)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2011
 (in thousands)
(unaudited)

	Partners’ Capital		Non-Controlling
	General Partner	Limited Partners	Interest	Total
Balance at December 31, 2010	$—	$21,004	$6,879	$27,883
Net loss(1)	—	(1,805)	(135)	(1,940)
Contributions from non-controlling interest	—	—	137	137
Balance at September 30, 2011	$—	$19,199	$6,881	$26,080

(1)

The allocation of net loss includes a curative allocation to increase the General Partner capital account by $18 for the nine months ended September 30, 2011. The cumulative curative allocation since inception of the Partnership is $244. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,940)	$(9,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	—	618
Bad debt expense	45	80
Equity in losses from non-consolidated entities	954	709
Depreciation and amortization	411	7,513
Amortization of above- and below-market leases, net	(9)	(215)
Amortization of loan acquisition costs	2	47
Realized gain on derivative	—	(260)
Increase in tenant receivables	(27)	(272)
Decrease in accounts receivable	16	—
Decrease (increase) in accounts receivable - related party	77	(366)
Increase in deferred costs	(145)	(81)
Increase in other assets	(56)	(227)
Decrease in accounts payable and other liabilities	(211)	(628)
Increase in accounts payable - related party	600	437
(Decrease) increase in security deposits	(21)	17
Net cash used in operating activities	(304)	(1,678)

Cash flows from investing activities:
Improvements to real estate	(155)	(240)
Payments received on notes receivable	2	5
Payments received on notes receivable - related party	—	82
Investment in non-consolidated entities	(679)	(855)
Distributions from non-consolidated entities	25	280
Net proceeds from sale of investment property	—	3,447
Rental proceeds from property held for development	108	—
Net cash used in investing activities	(699)	2,719

Cash flows from financing activities:
Payments on notes payable	(63)	(61)
Proceeds from notes payable - related party	—	800
Payments on notes payable - related party	—	(200)
Contributions from non-controlling interest	137	249
Distributions to non-controlling interests	—	(764)
Net cash provided by financing activities	74	24

Net decrease in cash and cash equivalents	(929)	1,065
Cash and cash equivalents, beginning of period	1,309	469
Cash and cash equivalents, end of period	$380	$1,534

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$253	$912
Taxes	$—	$40

Supplemental schedule of noncash investing and financing activities:

During 2011, $524,000 in accounts payable - related party was reclassified to notes payable - related party

During 2011, we capitalized $235,000 of accrued property taxes into the basis of our land at Woodlake Pointe. We are in the intital stages of planning a major redevelopment at the Woodlake Pointe shopping center.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

AmREIT Monthly Income & Growth Fund IV, L.P., a Delaware limited partnership (hereinafter referred to as the “Partnership,” “MIG IV,” “we,” “us” or “our”), was formed on October 10, 2006 to acquire, develop and operate, directly or indirectly, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. The General Partner of the Partnership is AmREIT Monthly Income & Growth IV Corporation, a Delaware corporation (the “General Partner”), which is a wholly-owned subsidiary of AmREIT, Inc., a Securities and Exchange Commission (“SEC”) reporting, non-traded Maryland corporation that has elected to be taxed as a real estate investment trust (“AmREIT”). The General Partner maintains its principal place of business in Houston, Texas.

As of September 30, 2011, our investments included a wholly-owned property comprising approximately 36,000 square feet of gross leasable area, a property in which we own a controlling interest comprising approximately 82,000 square feet of gross leasable area and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1,155,000 square feet of gross leasable area.

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls as discussed below to be insufficient.

Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and despite the recent European agreement intended to help resolve the Euro crisis, the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may further negatively impact our ability to access the debt markets.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. Based on the foregoing, it is possible that investors may not recover all of their original investment.

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions, and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase which is scheduled for November 15, 2013. However, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As applicable, we consolidate certain joint ventures and partnerships in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary as defined by U.S. generally accepted accounting principles (“GAAP”). As of September 30, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report on Form 10-Q (“Report”) have been prepared pursuant to the rules and regulations of the SEC and are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements as of that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

DECONSOLIDATION OF WOODLAKE SQUARE

As discussed further in Note 3, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. As a result of this transaction, we retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property as of the date of the transaction and began accounting for the net 6% retained interest in the property under the equity method of accounting. The conditions for discontinued operations presentation were not met as we continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence. As a result, our ownership interest and results of operations from Woodlake Square subsequent to the sale are reported under the equity method of accounting as of and for the three and nine month periods ended September 30, 2011 and as of December 31, 2010. Under the equity method, we report our ownership interest on a net basis in investment in non-consolidated entities on our consolidated balance sheet and our results from operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations. However, our consolidated statements of operations for the three and nine months ended September 30, 2010 and our consolidated statement of cash flows for the nine months ended September 30, 2010 include the consolidated results and cash flows of Woodlake Square on a gross basis through the date of sale.

RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Tenant Receivables – Included in tenant receivables are base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of September 30, 2011 and December 31, 2010, our allowance for uncollectible accounts related to our tenant receivables was $192,000 and $179,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

DEPRECIATION

During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to sell a portion of the ownership interest, redevelop the property and demolish certain buildings. The redevelopment commenced in July 2010 and was completed in April 2011. As a result of this change in estimate, depreciation expense was approximately $6.2 million higher during the nine months ended September 30, 2010 than it otherwise would have been. Additionally, our pro rata share of depreciation expense for the nine months ended September 30, 2011 related to Woodlake Square was included in equity in losses from non-consolidated entities on our consolidated statements of operations as a result of its deconsolidation discussed above.

IMPAIRMENT OF INVESTMENTS IN NON-CONSOLIDATED ENTITIES

We review for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. As further discussed in Note 9, we recorded an impairment of $618,000 in our investment in Woodlake Square during the nine months ended September 30, 2010. Due to the downturn in the real estate market, in particular for raw land, we performed an impairment test on our Cambridge & Holcombe property (a non-consolidated investment) in December 2010. We determined the fair value of the investment based on comparable market sales data, adjusted for any significant differences, to the extent known, between the identified comparable assets and the assets being valued. We recorded our share of an impairment loss at the property level of approximately $2.6 million. See Note 3 and “Fair Value Measurements” below.

INCOME TAXES

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to U.S. federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the nine months ended September 30, 2011 and 2010, we recorded tax provisions of approximately $1,000 and $14,000 for Texas Margin Tax, respectively.

FAIR VALUE MEASUREMENTS

GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs that are classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.

•	Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 Inputs – Unobservable inputs for the asset or liability, which are typically based on the Partnership’s own assumptions, as there is little, if any, related market activity.

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

Non-Recurring Fair Value Measurements, Impairment and Investments in Non-Consolidated Entities – As discussed above, we recorded an impairment on our investment in the Woodlake Square property during the nine months ended September 30, 2010 (see Note 9), and we impaired our investment in the Cambridge & Holcombe property (a non-consolidated investment) during the fourth quarter of 2010. We determined the fair value of our net investment in the Woodlake Square property was $436,000 and the fair value of our net investment in the Cambridge & Holcombe property was $225,000. The fair value of our investment in Woodlake Square was based upon the transaction with our third-party institutional partner. The fair value calculation of our Cambridge & Holcombe property was based on comparable market sales data, adjusted for any significant differences to the extent known, between the identified comparable assets and the assets being valued. We have determined that these non-recurring fair value measurements falls within Level 3 of the fair value hierarchy and are included in investments in non-consolidated entities on our consolidated balance sheet at December 31, 2010.

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

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded our share of an impairment loss on this investment, which was approximately $2.6 million, at the property level in 2010. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million that was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby we deferred the interest payments and extended the maturity of the note through March 2012. We serve as the guarantor of 50% of the loan balance.

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

We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2011 and 2010, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$3,871	$3,783	$11,594	$10,553
Depreciation and amortization	(1,626)	(1,455)	(4,856)	(4,381)
Interest expense	(1,735)	(1,671)	(5,190)	(4,551)
Net loss	(1,032)	(946)	(3,320)	(2,510)

4.	ACQUIRED LEASE INTANGIBLES

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

The table below details our acquired in-place lease and above- and below-market lease values and their respective accumulated amortization as recorded on our consolidated balance sheet as follows (in thousands):

	September 30, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$574	$667
In-place leases - accumulated amortization	(521)	(587)
Above-market leases	13	13
Above-market leases - accumulated amortization	(13)	(13)
Acquired lease intangibles, net	$53	$80

Acquired lease intangible liabilities:
Below-market leases	$(117)	$(150)
Below-market leases - accumulated amortization	108	132
Acquired below-market lease intangibles, net	$(9)	$(18)

The table below details our acquired lease intangible activity for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Nine months ended September 30,
	2011	2010
Acquired lease intangible assets:
Disposals of in-place leases	$(93)	$(1,900)
Amortization of in-place leases	(27)	(348)
Disposals of accumulated amortization of in-place leases	93	1,900
Amortization of above-market leases	—	20

Acquired lease intangible liabilities:
Disposals of below-market leases	$33	$106
Accretion of below-market leases	9	235
Disposals of accumulated amortization of below-market leases	(33)	(106)

5.	NOTES PAYABLE

Our outstanding debt as of September 30, 2011 and December 31, 2010 consisted of a fixed-rate mortgage loan of $6.0 million and $6.1 million, respectively secured by the Village on the Green property. This mortgage loan matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of September 30, 2011, the weighted-average interest rate on our fixed-rate debt was 5.5%, and the weighted average remaining life of such debt was 5.5 years.

As of September 30, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2011	$22	$—	$22
2012	90	—	90
2013	96	—	96
2014	102	—	102
2015	108	—	108
Thereafter	143	5,443	5,586
Total	$561	$5,443	$6,004

We serve as the guarantor of debt in the amount of $45 million that is the primary obligation of our non-consolidated joint ventures. During 2011, one of those joint ventures defaulted on its loan in the amount of $8.1 million, which was due to mature in June 2011. We have executed a forbearance agreement with the lender, whereby the joint venture deferred a portion of the interest payments and extended the agreement through March 2012. However, should the joint venture entity be unable to pay or refinance the mortgage, we believe that we may be liable for 50% of the balance, which represents our ownership interest. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

Notes Payable – Related Party – As of September 30, 2011 and December 31, 2010, the balance of our notes payable – related party was $1.8 million and $1.3 million, respectively. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is due on demand. The note is secured by our investment interests in the Woodlake Pointe and Woodlake Square properties.

Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $6.4 million at September 30, 2011 and December 31, 2010.

6.	CONCENTRATIONS

As of September 30, 2011 and December 31, 2010, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the nine months ended September 30, 2011 and 2010.

The following table details the base rents generated by our top tenants during the nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2011	2010	2011	2010
Paesano’s	$49	$49	$148	$148
Alamo Heights Pediatrics	18	18	53	53
Rouse Dental	12	12	35	35
Café Salsita	9	9	27	27
The Mutual Fund Store	9	10	26	28
Total	$97	$98	$289	$291

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Redemptions — Limited partners who have held their units of partnership interest (“Units”) for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, at our sole election and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash. We received no redemption requests during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we received four redemption requests, two of which were denied in the aggregate amount of $115,000 and two of which were granted in the amount of $62,000. All redemption requests that have been granted represent a return of capital.

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

Non-controlling Interest – Non-controlling interests includes a 40% ownership interest that our affiliates have in our Woodlake Pointe property that we consolidate as a result of our 60% controlling financial interest in such partnership.

8.	RELATED PARTY TRANSACTIONS

Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. Certain of these affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2011	2010	2011	2010
Asset management fees	$78	$108	$263	$323
Property management fees and leasing costs	137	18	173	138
Administrative costs reimbursements	65	86	177	245
	$280	$212	$613	$706

In addition to the above fees paid by us, the non-consolidated entities in which we have investments paid $887,000 and $652,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2011 and 2010, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property sold 90% of our interest in the property and retained a 6% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. We recorded an impairment of approximately $618,000 in our investment in Woodlake Square during the nine months ended September 30, 2010. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and we, our affiliated partners, and our third party joint venture partner remained responsible for funding our pro rata amount of the redevelopment costs on the project. The new entity, of which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on a $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property. In accordance with ASC 810, we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

In conjunction with the sale of the majority of our interest in Woodlake Square and the repayment of the underlying mortgage, we terminated our interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465%, which had been designated as a hedge for financial reporting purposes with unrealized gains or losses resulting from changes in the value of this derivative recorded as an adjustment to our partners’ capital through accumulated other comprehensive income. Accordingly, we reclassified into earnings the gain that had been deferred in accumulated other comprehensive income of $260,000 as a credit to interest expense in July 2010. Monthly settlements (realized payments) were recorded as interest expense in accordance with GAAP. For the nine months ended September 30, 2010, we paid $461,000 in settlement payments, which is included in interest expense.

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

As of September 30, 2011, our investments included a wholly-owned property comprised of approximately 36,000 square feet of gross leasable area, one property in which we own controlling interests comprised of approximately 82,000 square feet of gross leasable area and four properties in which we own investment interests through joint ventures comprised of approximately 1,155,000 square feet of gross leasable area. All of our properties are located in Texas, the majority of which are located in highly-populated, suburban communities. We derive a substantial portion of our revenue from rental income from these properties, primarily from net leasing arrangements, where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property acquisition indebtedness. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2011 and 2010. As of September 30, 2011, our properties, including our non-consolidated investments, had an average occupancy rate of approximately 87%, and the average debt leverage ratio of the properties in which we own an interest was approximately 60%, with 85% of such debt carrying a fixed-rate of interest.

Results of Operations

Below is a discussion of our results of operations for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. As discussed in Note 2 to our accompanying notes to consolidated financial statements, we sold a majority of our ownership interest in Woodlake Square in July 2010 and subsequently deconsolidated Woodlake Square. As a result, our results of operations from Woodlake Square for the three and nine month periods ended September 30, 2010 include the consolidated results on a gross basis of Woodlake Square through the date of sale with no comparable results for the three and nine months ended September 30, 2011. Instead, we report our remaining pro rata interest on a net basis in equity in losses from non-consolidated entities.

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenue. Revenue decreased approximately $261,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($250,000 in 2011 versus $511,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The third quarter of 2010 includes $255,000, which is related to operations for Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the third quarter of 2011.

Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $30,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($78,000 in 2011 versus $108,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2010 and the 2011 periods.

Property Expense. Property expense decreased approximately $171,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($21,000 in 2011 versus $192,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The third quarter of 2010 includes $120,000, which is related to operations and $50,000 of bad debt expense for Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the third quarter of 2011.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $122,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($139,000 in 2011 versus $261,000 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The third quarter of 2010 includes $120,000 of depreciation, which is related to operation for Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the third quarter of 2011.

Impairment. As discussed further in Note 9 to our accompanying consolidated financial statements, we recorded a $618,000 impairment on our investment in Woodlake Square in July 2010 with no impairment during the third quarter of 2011.

Interest Expense. Interest expense increased approximately $249,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($107,000 of interest expense in 2011 versus $142,000 of net interest income in 2010). This increase is primarily due to $260,000 of accumulated other comprehensive gain due to the termination of the interest rate swap on Woodlake Square recorded as the interest expense for the third quarter 2010.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $52,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($312,000 in 2011 versus $260,000 in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to the addition of Woodlake Square as the result of the sale of our majority interest. We deconsolidated the property in July 2010 and account for the property under the equity method of accounting. Woodlake Square’s earnings for July were included in the consolidated financials during the third quarter of 2010, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the third quarter of 2011. For further discussion of our treatment of Woodlake Square, see Note 2 to our accompanying consolidated financial statements.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $156,000 during the three months ended September 30, 2011 as compared to the same period in 2010 ($17,000 in 2011 versus $173,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The third quarter of 2010 includes a loss of $132,000, which is primarily due to the impairment of Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities for the third quarter of 2011. Our remaining net loss from attributable to non-controlling interests for 2011 relates to the 40% interest in Woodlake Point not owned by us.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenue. Revenue decreased approximately $1.6 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($703,000 in 2011 versus $2.3 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $1.5 million, which is related to operations for Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period. The decrease is also due to a $150,000 decrease in rental income from Woodlake Pointe due to reduced occupancy.

General and administrative – Related Party. General and administrative – related party decreased approximately $68,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($177,000 in 2011 versus $245,000 in 2010.) The decrease is primarily due to a lower allocation of administrative costs to better reflect the level of effort expended on the fund during the period by our General Partner.

Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $60,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($263,000 in 2011 versus $323,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2010 and the 2011 periods.

Property Expense. Property expense decreased approximately $595,000 during the nine months ended September 30, 2011as compared to the same period in 2010 ($267,000 in 2011 versus $862,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $554,000, which related to operations for Woodlake Square prior to its sale, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Property Management Fees – Related Party. Property management fees decreased approximately $47,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($33,000 in 2011 versus $80,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $47,000, which is related to operations for Woodlake Square prior to its sale, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $7.1 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($411,000 in 2011 versus $7.5 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $7.0 million, which is related to operations for Woodlake Square prior to its sale, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period. Of the $7.0 million in depreciation expense recorded by Woodlake Square during the nine months ended September 30, 2010, approximately $6.2 million was related to accelerated depreciation for shortened useful lives associated with its plans for redevelopment. See also Note 2 to our accompanying consolidated financial statements.

Impairment. As discussed further in Note 9 to our accompanying consolidated financial statements, we recorded a $618,000 impairment on our investment in Woodlake Square in July 2010 with no impairment during the same period in 2011.

Interest Expense. Interest expense decreased approximately $438,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($312,000 in 2011 versus $750,000 in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes $454,000, which is related to the operations of Woodlake Square prior to its sale, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during the 2011 period.

Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $245,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($954,000 in 2011 versus $709,000 in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to the addition of Woodlake Square as the result of the sale of our majority interest. We deconsolidated the property in July 2010 and account for the property under the equity method of accounting. Woodlake Square’s earnings were included in the consolidated financials the nine months ended September 30, 2010, whereas our share of the property’s earnings during the 2011 period was recorded through the equity in loss from non-consolidated entities. For further discussion of our treatment of Woodlake Square, see Note 2 to our accompanying consolidated financial statements.

Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $2.9 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($135,000 in 2011 versus $3.0 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The 2010 period includes a loss of $2.9 million, which is related to operations for Woodlake Square prior to its sale, whereas our share of the property’s earnings during the 2011 period was recorded through the equity in loss from non-consolidated entities. Our remaining net loss attributable to non-controlling interests for 2011 relates to the 40% interest in Woodlake Point not owned by us.

Liquidity and Capital Resources

We expect that our primary uses of capital will be for selective investment in existing properties, and the payment of operating expenses, including interest expense on any outstanding indebtedness.

Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2011. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) deferral of fees paid to our General Partner and its affiliates, (3) financings of unencumbered properties and (4) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. In the event that we are unable to generate sufficient liquidity, we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on disposition of those properties. Based on the foregoing, it is possible that the investors may not recover all of their original investment.

Distributions

Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions, and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase which is scheduled for November 15, 2013. However, we may seek to postpone liquidation if we believe such liquidation is not in the best interests of the partners at that time.

Current Market Conditions

The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Further, recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and despite the recent European agreement intended to help resolve the Euro crisis, the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may further negatively impact our ability to access the debt markets.

While we believe that we have sufficient access to cash and we will be successful in extending our remaining debt maturities in 2011, successfully refinancing such debt with another lender or disposing of the mortgaged property in an orderly sale, a significant additional deterioration in the U.S. economy, advance impacts on the availability of credit, or the bankruptcy or insolvency of one or more of our significant tenants could cause our 2011 cash resources to be insufficient to meet our obligations.

Cash Flow Activities for the Nine Months Ended September 30, 2011 and 2010

As of September 30, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $380,000 and approximately $1.3 million, respectively. Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Operating activities	$(304)	$(1,678)
Investing activities	(699)	2,719
Financing activities	74	24

Net cash flows used in operating activities decreased approximately $1.4 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($304,000 in 2011 versus $1.7 million in 2010). This decrease in operating cash outflows was primarily attributable to a reduction in operating losses resulting from the deconsolidation of Woodlake Square prior to its sale in 2010 and a reduction in property taxes that were paid during the three months ended March 31, 2011 as compared to the same period in 2010.

Net cash flows used in investing activities increased approximately $3.4 million during the nine months ended September 30, 2011 as compared to the same period in 2010 ($699,000 of net cash flows used in investing activities in 2011 versus $2.7 million provided by investing activities in 2010). This increase in investing outflows was primarily due to $3.4 million in net proceeds that resulted from the sale of our 90% interest in Woodlake LP to a third-party institutional partner in July 2010 with no similar sale of property in 2011.

Net cash flows provided by financing activities increased approximately $50,000 during the nine months ended September 30, 2011 as compared to the same period in 2010 ($74,000 in 2011 versus $24,000 in 2010). The increase was primarily attributable to distributions made to non-controlling interests of $764,000 made during the 2010 period partially offset by net proceeds received from notes payable – related party of approximately $600,000 during the nine months ended September 30, 2010. We made no such distributions during the nine months ended September 30, 2011; however, contributions received from non-controlling interests decreased by $112,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2011

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

Exhibit 3.2

Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated November 15, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010, (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

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