Form 10-K
period 2011-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2012-03-30
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Units of Limited Partnership Interest
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
Yes ☒     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

As of March 27, 2012, the Registrant had 1,991 Units of limited partnership outstanding. There is no established trading market for such units.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                    In this Annual Report, all references to “we,” “our,” the “Partnership”, “MIG IV” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures.

                    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. We make no representation or warranty, express or implied, about the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ii

DEFINITIONS

                      As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG IV,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation, and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2011.

AOCI	Accumulated other comprehensive income.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer

CFO	Chief Financial Officer

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a subsidiary of AmREIT

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P.

OCI	Other comprehensive income.

Offering	The issuance and sale of our initial 40 limited partnership units pursuant to the terms of a private placement memorandum dated November 15, 2006.

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Texas Margin Tax

In May 2006, the State of Texas adopted House Bill 3, which modified the state’s franchise tax structure, replacing the previous tax based on capital or earned surplus with one based on margin effective with franchise tax reports filed on or after January 1, 2008.

iii.

The Texas Margin Tax is computed by applying the applicable tax rate (1% for us) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction.

Units	Limited partnership units sold in our Offering.

iv.

PART I

ITEM 1.          BUSINESS.

BACKGROUND

                    We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. We commenced our principal operations on December 8, 2006 when we raised a minimum $1.0 million pursuant to the terms of our Offering and issued 40 initial Units. We closed the Offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We invested substantially all of the net proceeds of the Offering in real properties.

                    We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange, and there currently is no established public trading market for the Units. We do not intend to list the Units on a securities exchange in the future.

                    Our General Partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, a SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships or similar investment funds, formed for the purpose of investing in properties during its 28-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us in exchange for Limited Partner Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2011, 2010, and 2009, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2011, our properties had an average occupancy of 86%, and the average debt leverage ratio of the properties in which we have an investment was approximately 58%, with 85% of such debt carrying a fixed rate of interest.

OUR PORTFOLIO AND JOINT VENTURES

                    We directly own one property and have investments in five additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Five of the properties are multi-tenant retail properties and the sixth property consists of vacant land for development. Our five multi-tenant retail properties comprise approximately 1,229,000 square feet of GLA. See “Item 2. Properties” for a more detailed description of our investments in properties.

                    The joint ventures are structured as limited partnerships, in which we own interests. Each of these limited partnerships owns one of the five underlying properties. The general partner of each joint venture is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

                    Our current joint venture investments contain, and we will not enter in future joint venture investments unless they contain, the following features:

•	our right either to approve significant decisions of the joint venture or to control operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

•

the total compensation paid by us and the joint venture to our General Partner and its affiliates in connection with a joint venture will not exceed the compensation that would be permissible under our limited partnership agreement if we owned 100% of the joint venture;

•

no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•

any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms, that are commercially reasonable and comparable to those relating to transactions between unrelated parties.

OUR INVESTMENT OBJECTIVES

•	Our investment objectives are:

•	to preserve and protect our Limited Partners’ capital contributions;

•	to provide cash distributions to our Partners through the operation of our properties; and

•	to add value to our properties in which we have invested during our operating period and to realize appreciation upon the ultimate sale of our interest in such properties.

                    Operating Period - Our operating period will continue until November 15, 2013 (our scheduled liquidation date); however, the operating period may be extended to November 15, 2015 only with the consent of the majority of Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. In making the determination of whether to reinvest the net proceeds from a particular sale, our General Partner will determine whether we have adequate cash flow and reserves to pay our Limited Partners regular distributions and the special year-end tax distribution.

                    Our General Partner determines the risk/return dynamic and allocation of capital in existing commercial shopping centers and in development and redevelopment activities. If the acquisition of existing retail centers dramatically improves or declines, our capital will be reallocated accordingly. Our General Partner uses commercially reasonable efforts to present to us suitable investments consistent with our investment objectives and policies. In pursuing our investment objectives and making investment decisions for us, our General Partner considers relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, prospects for long-range appreciation, liquidity and tax considerations. Moreover, to the extent feasible, our General Partner strives to select a diversified portfolio of properties in terms of type of property and industry of the tenants, although the number and mix of properties acquired will largely depend upon real estate and market conditions and other circumstances existing at the time properties are acquired.

                    As the sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General

Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both AmREIT and we, at our own cost and expense, shall appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute (MAI designation). If either of us fails to appoint an appraiser, the single appraiser appointed shall be the sole appraiser and shall determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property shall be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal shall be disregarded. If only one appraisal is disregarded, the remaining two appraisals shall be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal shall be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

                    Prior to us acquiring a property, our General Partner undertakes an extensive site review. Our General Partner typically undertakes a long-term viability and market value analysis, including an inspection of the property and surrounding area by an acquisition specialist and an assessment of market area demographics, consumer demand, traffic patterns, surrounding land use, accessibility, visibility, competition and parking. Our General Partner may also take additional actions to evaluate the property, including without limitation, the following:

•	obtaining an independent appraisal of the property;

•	obtaining an independent engineering report of the property’s mechanical, electrical and structural integrity;

•	conducting an investigation of title;

•	evaluating both the current and potential alternative uses of the property; and

•	obtaining an independent Phase I environmental site assessment.

                    Our General Partner is not required to obtain an appraisal in connection with an acquisition, although it is anticipated that if third-party financing is being provided by a commercial lender, such lender will obtain an independent appraisal.

                    Also, we may invest in additional properties through joint ventures with third-party developers and real estate investors, including our General Partner, its affiliates and entities owned or managed by its affiliates to the extent we have adequate investment capital. Such joint ventures may include investments in limited liability companies or other co-ownership arrangements whose purpose is the acquisition or improvement of the properties. Our General Partner and its affiliates may provide services to the joint venture, including, but not limited to, acquisition, development, management, leasing and/or real estate disposition services.

                    Liquidation Period - At the end of our operating period, if not extended, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation of our portfolio on our behalf as described above, it shall forfeit its $800,000 investment in our Units. In connection with the sale of a property, we may take purchase money obligations secured by a mortgage on the property as partial payment, thereby delaying any distribution of sale proceeds to our Limited Partners over the term to maturity of such obligations. The terms of payment to be accorded by us will be affected by custom in the area in which the property is located and the then-prevailing economic conditions.

Liquidity Challenges

                    We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, (4) financings of unencumbered properties, and (5) sales of certain of our investments in non-consolidated entities.

                    AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $2.0 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

                    We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage held by our Cambridge Holcombe joint venture matured unpaid in June 2011. We have guaranteed approximately $4.0 million of this debt. During 2011, our Cambridge Holcombe joint venture executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and the joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. Our Cambridge Holcombe joint venture is also in discussions with various developers and joint venture partners to either sell or develop the site. The lender recently had the property appraised, which yielded a value in excess of the loan amount. Therefore, we believe that we would not be required to perform under the guarantee in the event an extension is not obtained.

                    The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

                    Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

Current Market Conditions

                    The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Leverage

                    We have leveraged and intend to leverage our investments in properties with operating histories using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender. We have not leveraged and do not intend to leverage equity contributed to joint venture developments, anticipating that local developers will employ construction financing consistent with that of traditional real estate projects and underwritten by the development partner, our General Partner and the lender.

                    We may finance the acquisition of future properties with new financing or the assumption of existing indebtedness. We may incur secured or unsecured indebtedness at any time during our term. We may refinance a property after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property and at the same time generate distributions to the Partners, enable us to engage in renovation or remodeling activities, or to make further acquisitions. We may incur debt for expenditures related to the properties, including to facilitate the sale or to pay for capital expenditures. There is no fixed limit on the term of any particular borrowing or the amount thereof. Generally, we may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets. No assurance can be given as to the future availability of credit, the amount or terms thereof, or the restrictions that may be imposed on our future borrowings by lenders. The terms of our loans may require the properties to be held by special purpose entities whose controlling interest must be held by a corporation.

                    We may borrow money from AmREIT or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

COMPETITION

                    All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged. When pursuing acquisition development and redevelopment opportunities, we also compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. Similarly, should we decide to dispose of any property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

                    In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. In light of the recent economic downturn, we have had to utilize rent concessions and undertake tenant improvements to a greater extent than we historically have done.

                    Tenant Quality and Monitoring - We seek to attract high quality tenants for our properties, especially for our larger anchor tenants. A tenant will be considered “high quality” if, at the time of acquisition or leasing, the tenant has a regional or national presence, operating history of 10 or more years and a net worth in excess of $50 million. When available, our General Partner will rely on national credit rating agencies such as Standard & Poor’s to assist in such determination. However, in general, public debt ratings are not available for many of our tenants. If public data is not available, our General Partner will rely on its experience, its own credit analysis and resources provided by its lenders to qualify a prospective tenant.

                    If a tenant has a public debt rating, we will seek tenants that have (i) a debt rating by Moody’s of Baa3 or better or a credit rating by Standard & Poor’s of BBB- or better or (ii) a guaranty for its payments under the lease by a guarantor with a debt rating by Moody’s of Baa3 or a credit rating by Standard & Poor’s of BBB- or better. As of December 31, 2011, our joint venture properties had 18 tenants with 277,099 square feet of GLA with public debt ratings with 14 tenants comprising 199,833 square feet of GLA meeting our desired criteria. As of December 31, 2011, our consolidated properties did not have any tenants with public debt ratings.

GOVERNMENTAL REGULATIONS

                    Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes, underground and aboveground storage tanks, local fire safety requirements, and local land use and zoning regulations. For example, some of our tenants handle regulated substances or wastes as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health, or and safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental, health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

Environmental Regulations

                    Under various federal, state, and local environmental laws, ordinances, and regulations, a current or former owner or operator of real property may be liable for the cost to remove or remediate hazardous or toxic substances, asbestos-containing materials, wastes, or petroleum products at, on, under, from, or in such property. These costs could be substantial and liability under these laws may attach whether or not the owner or operator knew of, or was responsible for, the presence of such contamination. The presence of contamination on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to redevelop, sell or lease the property or mortgage the property. In addition, if contamination is discovered on one of our properties, environmental laws may impose restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

                    Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these nearby properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, such as, gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

                    In conjunction with our acquisition of the Woodlake Square shopping center in August 2007, we identified environmental exposures caused by businesses that were operated on the property prior to our ownership. We recorded an asset retirement obligation on the acquisition date related to these exposures. As of December 31, 2010, we believe that the environmental exposure no longer exists as a result of the property’s admittance into the Dry Cleaner Remediation Program.

                    We have obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for substantially all our properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. Phase II environmental assessments generally involve the testing of soil, groundwater or other media and conditions. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing properties in the future, we plan to conduct Phase I Environmental Site Assessments and other environmental investigations, if warranted.

Americans with Disabilities Act of 1990

                    Under the Americans with Disabilities Act of 1990, or ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

•

Our General Partner has no assets other than its general partner interest in us and its investment in our Units and therefore cannot provide us with financial assistance in the event we have capital needs.

•

AmREIT, the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.

•

AmREIT sponsors and manages other similar real estate programs and ventures that may compete with us. Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

•

Conflicts of interest may arise in connection with performance of our General Partner’s responsibilities to us and its responsibilities to its other affiliated entities, such as allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets.

•

Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including AmREIT, competition for properties will create a conflict of interest.

•

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, they devote as limited time to our affairs as is reasonably required in their judgment.

•

Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•

Conflicts of interest could arise in connection with any interests of our General Partner may have in a particular property, including interests our General Partner may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT.

•

Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of our properties to third-party real estate investors, and our General Partner may have an incentive to sell a property even if not in the best interest of our Limited Partners.

•

The compensation payable to our General Partner and its affiliates has not been determined by arm’s-length negotiations and might exceed that which would be paid to unrelated persons under similar circumstances in arm’s length transactions. Also, a significant portion of this compensation is payable irrespective of the quality of the services provided or our success or profitability.

•

AmREIT or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account.

•

ARIC, an affiliate of our General Partner, performs property management services for all of the properties in which we have an interest and may provide property management services for properties in which we acquire an interest in the future; therefore, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated.

•

Our legal counsel acts and may in the future act as counsel to us, our General Partner, AmREIT and certain of our respective affiliates, that may become adverse to us, which may preclude our counsel from representing any or all of such parties.

•

Our General Partner is primarily responsible for contesting federal income tax adjustments proposed by the IRS. In the event of an audit of our federal income tax returns by the IRS, it is possible that the interests of our General Partner in such an audit could become inconsistent with or adverse to the interests of the Limited Partners.

                    Management expects to manage the above conflicts by actively monitoring opportunities and resources to determine which of the entities that it advises, including us, to determine the most appropriate course of action under the circumstances. Additionally, in the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.

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

Corporate Office

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

Real Estate Investment Properties

                    During the period from October 10, 2006 (inception) through December 31, 2011, we have acquired interests in six properties. We directly own one property and have investments in five properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

          As of December 31, 2011, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Leased (1)		Annualized Base Rent (2)

Consolidated Properties
Village on the Green	San Antonio	100%	36,306	92%		$666,000
Woodlake Pointe (3)(4)	Houston	60%	82,120	100%		144,000
Total consolidated properties			118,426	98	% (8)	810,000

Joint Venture Properties (5)
Casa Linda Plaza	Dallas	50%	324,569	75%		3,330,000
Cambridge & Holcombe(6)	Houston	50%	-	0%		-
Shadow Creek Ranch(7)	Houston	10%	624,013	92%		7,321,000
Woodlake Square	Houston	6%	161,511	74%		1,639,000
Total joint venture properties			1,110,093	84	% (8)	12,290,000
Total Properties			1,228,519	86	% (8)	$13,100,000

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2011, divided by (ii) total GLA, expressed as a percentage.
(2)

Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011 by (ii) 12. Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2011 and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	Property is planned for redevelopment.
(4)	As of December 31, 2011 this property was occupied by a tenant with a temporary lease.
(5)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(6)	Property is vacant land and is planned for development.
(7)	Square footage for this property includes 27,000 square feet of undeveloped pad sites, and therefore, represents proposed leasable square footage.
(8)	Represents weighted average percent leased.

                    The majority of our properties have leases that are either leased directly to or guaranteed by the lessee’s parent company, not just the operator of the individual location, and are in areas of substantial retail shopping traffic. Our strategy is to acquire properties that attract tenants that provide basic staples and convenience items to local customers. We believe that sales of these items are less sensitive to business cycle fluctuations than higher priced retail items.

                    Approximately 60% of our capital received from our offering was invested in existing shopping centers leased to high quality tenants, consisting primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. Of the six properties in which we own an interest, Casa Linda, Shadow Creek Ranch and Village on the Green represent our properties with operating histories. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

                    Approximately 40% of our capital received from our offering was invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. Throughout the development process, we work closely with local development partners. During 2011, we completed our redevelopment of our Woodlake Square property and have initiated the redevelopment of Woodlake Pointe.

                    Development and Redevelopment Properties - Our General Partner may hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. AmREIT Construction Company, an affiliate of our General Partner, has historically provided construction and construction management services for many of our development and redevelopment projects. During 2008, AmREIT Construction Company ceased providing these services. In the future, we may engage ARIC, also an affiliate of our General Partner, for construction management services. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

                    Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of ARIC in the event that ARIC is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

                    Net Leases - We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to base rent. Our leases do not contain material tenant concessions or rent abatements. Since each lease is an individually negotiated contract between two or more parties, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we have limited ability to revise the terms of leases for those tenants. We have acquired and may in the future acquire properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, is difficult to replace or has other significant favorable real estate attributes. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or provide for percentage rent that can be calculated by a number of factors. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

Description of Our Wholly-Owned Properties

                    Village on the Green

                    On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased the Village on the Green property, a 36,306 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. The property has a 10-year mortgage loan in the amount of $6.2 million that bears an annual interest rate of 5.52%, that matures in April 2017. As of December 31, 2011, major tenants of the Village on the Green property included Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics and Rouse Dental Office.

Description of Our Joint Venture Properties

                    Casa Linda Plaza

                    On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, MIG III, we acquired a 50% interest in the Casa Linda Plaza property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wachovia, Chili’s, Blockbuster and Supercuts. The property was originally built between 1946 and 1949. During 2009, we completed a substantial renovation to the Casa Linda property that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million, including tenant improvements and leasing costs.

                    Woodlake Square

                    On August 31, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG III and ARIC, we acquired a 40% interest in the Woodlake Square property, a 205,522 square foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. Our joint venture partners acquired the remaining 60% interest in the property. In June 2008, we acquired an additional 20% investment interest in AmREIT Woodlake, LP from an affiliated entity at its net book value.

                    In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the above transaction, we consolidated the property, and we recorded an impairment of approximately $618,000, which has been recorded as impairment in our consolidated statements of operations for the year ended December 31, 2010. Subsequent to the above transaction, we retained a 6% interest in the joint venture. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and the $23.8 million loan on the property was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on a new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property, and we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

                    Redevelopment of the property began in July 2010 and was completed in April 2011. As of December 31, 2011, the joint venture had incurred approximately $6.1 million in connection with the redevelopment, with a total expected cost of approximately $8.2 million, including additional tenant improvements and leasing costs. The property was 74% leased at December 31, 2011. Randall’s, the largest tenant, signed a new lease in January 2010 that expires in 2035. Additional tenants include Walgreen’s, Jos. A. Bank Clothiers, Ragin Cajun and Woodlake Children’s Center.

                    Cambridge Holcombe

                    On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. Our joint venture partner owns the other 50% interest in the joint venture. The property was purchased from an unaffiliated third party. We are in the initial stages of planning this property’s development. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010, and we recorded an impairment of approximately $2.6 million on this investment. Our portion of the impairment was recorded as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million which matured in June 2011. During 2011, we executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and our Cambridge Holcombe joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. Our Cambridge Holcombe joint venture is in discussions with various developers and joint venture partners to either sell or develop the site. We have guaranteed approximately $4.0 million of this debt. The lender recently had the property appraised, which yielded a value in excess of the loan amount. Therefore, we believe that we would not be required to perform under the guarantee in the event an extension is not obtained.

                    Shadow Creek Ranch

                    On February 29, 2008, through a joint venture arrangement with an unaffiliated third party and certain AmREIT affiliates, we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. Our joint venture partners own the other 90% interest in the venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund our investment in the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48% until its maturity in March 2015.

                    The development of the Shadow Creek Ranch shopping center was completed in the first quarter of 2008. Approximately 27,000 square feet of land remains to be developed into pad sites next to the shopping center. The major tenants of the Shadow Creek Ranch property include H-E-B, a regional grocer, as the largest tenant occupying 150,615 square feet, with Burlington Coat Factory, Academy Sports & Outdoors, Ashley Furniture and Hobby Lobby as other large tenants.

                    Woodlake Pointe

                    On November 21, 2007, through a joint venture arrangement with affiliates of our General Partner, MIG III and ARIC, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square-foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. In May 2008, through the same joint venture arrangement with affiliates of our General Partner, MIG III and ARIC, we acquired a 60% interest in a tract of land adjacent to the Woodlake Pointe property. Our joint venture partners own the other 40% interest in the property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, L.P.

                    In June 2008, we acquired an additional investment interest of 20% in the Woodlake Pointe property from an affiliated entity at its net book value. With the additional 20% investment, we own a 60% majority interest in this partnership. Our joint venture partners, MIG III and ARIC, own the other 40% interest in the joint venture.

                    During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We are in the anchor leasing stage of development and currently have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the unimproved land and are in discussions with another anchor tenant for the existing building. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. Because this property is under redevelopment, and the tenant is temporarily occupying the premises, we recorded rental income as a reduction to the basis of the asset. The Urban Rug Outlet lease expired in February 2012.

Location of Properties and Concentration of Credit Risk

                    We have geographic concentration in our property holdings as all of our properties are located in Texas. The economies of the Texas metropolitan markets where we own investments have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery-anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns. We also have tenant concentration in our properties. See Note 8 of the Notes to Consolidated Financial Statements.

                    The following table shows our tenants which occupy 10% or more of GLA for each property in which we own an interest and the lease expirations of such tenants as of December 31, 2011, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Property	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Casa Linda Plaza
Albertson’s	Grocery	59,561	18%	2016
Woodlake Square
Randall’s Food & Drug	Grocery	56,430	37	2035
Woodlake Pointe
Urban Rug Company (1)	Furniture Retail	82,120	100	2012
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	24	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Burlington Coat Factory	Clothing Retail	70,437	11	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2014
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

(1)

This property is under development, and this lease represents a temporary lease that expired in February 2012. Because this property is under redevelopment, we recorded rental income as a reduction to the basis of the asset. We are in the anchor leasing stage of development and have a signed lease with a large national fitness tenant for a 45,000 square foot building on the unimproved land and are in discussions with an anchor tenants for the existing building and pads.

Lease Expirations

                    The following table shows lease expirations for our two consolidated properties as of December 31, 2011, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration		Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent
2012	(2)	7	88,179	$253,000	31%
2013		1	1,355	27,000	3
2014		3	11,136	251,000	31
2015		4	9,044	166,000	21
2016		3	5,958	113,000	14
Totals		18	115,672	$810,000	100%

(1)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011, by (ii) 12.
(2)	Includes the expiration of a short term lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe.

                    The following table shows lease expirations for our four non-consolidated properties as of December 31, 2011, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent

2012	24	63,262	$1,063,000	9%
2013	22	51,734	1,122,000	9
2014	13	30,881	738,000	6
2015	17	46,701	986,000	8
2016	18	100,608	1,011,000	8
2017	-	-	-	-
2018	7	23,769	641,000	5
2019	7	46,124	745,000	6
2020	2	8,710	247,000	2
2021	5	33,661	355,000	3
Thereafter	20	538,890	5,382,000	44
Totals	135	944,340	$12,290,000	100%

(1)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2011, by (ii) 12.

                    As of December 31, 2011, we had approximately $422,000 in cash and cash equivalents to be used for capital expenditures on existing properties or for working capital. As of December 31, 2011, we had not disposed of any property.

ITEM 3.          LEGAL PROCEEDINGS.

                    In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.          MINE SAFETY DISCLOSURES.

                    Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 27, 2012, we had 1,991 Units outstanding, held by 803 Limited Partners.

                    There is no established public trading market for our Units. As of December 31, 2011 none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. As of December 31, 2011, no Units were eligible for sale under Rule 144, and we have not agreed to register under the Securities Act for sale by Limited Partners, and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on March 31, 2008.

Distributions

                    We have reported a cumulative net loss for GAAP and tax purposes, primarily due to the non-cash charges associated with depreciation of our real estate assets. Accordingly, all of the distributions we have paid constitute a return of capital to our Limited Partners for tax purposes. We suspended all distribution payments in July 2009, and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such reinstatement.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. We commenced our principal operations on December 8, 2006 when we raised a minimum $1.0 million pursuant to the terms of our Offering and issued 40 initial Units. We closed the Offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We invested substantially all of the net proceeds of the Offering in real properties..

                    We issued Units in the Offering in reliance upon exemptions from the registration requirements of the Securities Act and state securities laws. As a result, our Limited Partners may not transfer the Units except pursuant to an effective registration statement or pursuant to an exemption from registration. The Units are not currently listed on a securities exchange, and there currently is no established public trading market for the Units. We do not intend to list the Units at this time and have no plans to list the Units on a securities exchange in the future.

                    Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships, or similar investment funds, formed for the purpose of investing in properties during its 28-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has contributed $1,000 to us for its general partner interest and has contributed $800,000 to us for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2011, 2010, and 2009, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2011, our properties had an average occupancy of 86%, and the average debt leverage ratio of the properties in which we have an investment was approximately 58%, with 85% of such debt carrying a fixed rate of interest.

Our Portfolio and Joint Ventures

                    As of December 31, 2011, we directly owned one property comprising 36,000 square feet of GLA and owned joint venture interests in five additional properties comprising 1,192,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

                    The joint ventures are structured as limited partnerships in which we own interests. Each of these limited partnerships owns one of the five underlying properties. Each general partner is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

                    Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets, accounting for the investment in non-consolidated entities, allowance for uncollectible account and, accounting for real estate acquisitions. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

Revenue Recognition

                    We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Impairment of Long Lived Assets

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property.

Real Estate Development

                    Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the life of the respective leases for tenant improvements. Leasehold estate properties, where we own the building and improvements but not the related ground, are amortized over the life of the lease. The determination of useful lives requires judgment and includes significant estimates which management reassesses as circumstances warrant. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. As a result of this change in estimate, depreciation expense was $6.2 million ($3,138.73 per unit) higher in 2010 during the period in which we consolidated the Woodlake Square property than it otherwise would have been.

Investment in Non-consolidated Entities

                    As of December 31, 2011, we had ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in four of the five joint ventures. Accordingly, our joint venture interests in these four properties are reported under the equity method as required by GAAP. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed under “Revenue Recognition” above; however, we record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations.

                    We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. No impairment charges were recognized during the year ended December 31, 2011. As discussed in Note 4 to the Notes to Consolidated Financial Statements, our joint venture that owns the Cambridge Holcombe property recorded an impairment during the year ended December 31, 2010. Our portion of such impairment was approximately $2.6 million and was recorded in equity in losses from non-consolidated subsidiaries. No impairment charges were recognized during the year ended December 31, 2009.

Valuation of Receivables

                    An allowance for the uncollectible portion of tenant receivables and accounts receivable is determined based upon an analysis of balances outstanding, historical payment history, tenant credit worthiness, additional guarantees and other economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributed to the accrual of straight-line rents. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.

RESULTS OF OPERATIONS

                    Our direct property acquisitions were accounted for as purchases and the results of their operations are included in our consolidated financial statements from their respective dates of acquisition. We report our investments in joint ventures under the equity method of accounting given our ability to exercise significant influence over them. Factors which may influence our results of operations from period to period include:

                    Rental Income - The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at levels not less than the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

                    Scheduled Lease Expirations - During 2012, 74.5% of the total square footage of our consolidated properties is scheduled to expire (93.1% of which is related to the expiration of a short term lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe), and 5.7% of the total square footage of our non-consolidated properties is scheduled to expire. Our leasing strategy for 2012 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

                    Revenue. Revenue decreased approximately $1.6 million for the year ended December 31, 2011 as compared to 2010 ($931,000 in 2011 versus $2.5 million in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes rental income of $1.5 million generated from the operations of Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during 2011.

                    Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $90,000 for the year ended December 31, 2011 as compared to 2010 ($340,000 in 2011 versus $430,000 in 2010). Our asset management fees are calculated based upon the net value of our assets, which has decreased between 2010 and 2011.

                    Property Expense. Property expense decreased $564,000 for the year ended December 31, 2011 as compared to 2010 ($423,000 in 2011 versus $987,000 in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes property expenses of $554,000 incurred by Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during 2011.

                    Property Management Fees – Related Party. Property management fees – related party decreased $46,000 for the year ended December 31, 2011 as compared to 2010 ($44,000 in 2011 versus $90,000 in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes property management fees of $47,000 incurred by Woodlake Square prior to its sale, whereas our 6% share of the property’s earnings was recorded through the equity in loss from non-consolidated entities during 2011.

                    Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $7.1 million for the year ended December 31, 2011 as compared to 2010 ($543,000 in 2011 versus $7.6 million in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes depreciation expense of $7.0 million recorded by Woodlake Square prior to its deconsolidation, whereas our 6% share of the property’s earnings after deconsolidation was recorded through the equity in loss from non-consolidated entities during 2011.

                    Impairment. As discussed further in Note 9 of the Notes to Consolidated Financial Statements, we recorded a $618,000 impairment on our investment in Woodlake Square in July 2010 with no impairment during 2011.

                    Interest Expense. Interest expense decreased approximately $431,000 for the year ended December 31, 2011 as compared to 2010 ($423,000 in 2011 versus $854,000 in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes interest expense of $454,000 incurred by Woodlake Square prior to its deconsolidation, whereas our 6% share of the property’s interest expense after deconsolidation was recorded through the equity in loss from non-consolidated entities during 2011.

                    Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $2.3 million for the year ended December 31, 2011 as compared to 2010 ($1.3 million in 2011 versus $3.6 million in 2010). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to our portion of the impairment loss that was recognized on our Cambridge and Holcombe property in 2010, partially offset by the addition of Woodlake Square as the result of the sale of our 90% interest. We deconsolidated the property in July 2010 and now account for the property under the equity method of accounting. Woodlake Square’s earnings were included in the consolidated financials for seven months of 2010, whereas our share of the property’s earnings was recorded through the equity in loss from non-consolidated entities 2011.

                    Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $2.9 million for the year ended December 31, 2011 as compared to 2010 ($219,000 in 2011 versus $3.1 million in 2010). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes a net loss of $2.9 million associated with Woodlake Square, whereas our 6% share of the property’s earnings during all of 2011 (after deconsolidation) was recorded through the equity in loss from non-consolidated entities. Our remaining net loss attributable to non-controlling interests for 2011 relates to the 40% interest in Woodlake Pointe that is owned by an affiliated entity.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

                    Revenue. Revenue decreased approximately $2.4 million for the year ended December 31, 2010 as compared to 2009 ($2.5 million in 2010 versus $4.9 million in 2009). The decrease is primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease is also due to a reduction in rental income from Woodlake Pointe due to reduced occupancy rates and reduced recoverable property expenses.

                    Property Expense. Property expense decreased $680,000 for the year ended December 31, 2010 as compared to 2009 ($987,000 in 2010 versus $1.7 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010. The decrease was also due to a decrease in property tax expense on Woodlake Pointe. We began capitalizing property taxes on Woodlake Pointe during 2010 as it is planned for a major redevelopment.

                    Property Management Fees – Related Party. Property management fees – related party decreased $108,000 for the year ended December 31, 2010 as compared to 2009 ($90,000 in 2010 versus $198,000 in 2009). Property management fees are calculated based on tenant billings, which have decreased due to reduced occupancy rates at Woodlake Square and Woodlake Pointe. The decrease was also due to the deconsolidation of Woodlake Square in July 2010.

                    Legal and Professional Fees. Legal and professional fees decreased approximately $37,000 for the year ended December 31, 2010 as compared to 2009 ($223,000 in 2010 versus $260,000 in 2009). The decrease in costs was primarily attributable a decrease in audit-related fees.

                    Depreciation and Amortization Expense. Depreciation and amortization expense increased approximately $4.7 million for the year ended December 31, 2010 as compared to 2009 ($7.6 million in 2010 versus $2.9 million in 2009). This increase was due to the redevelopment of the Woodlake Square property. We reassessed and shortened the estimated useful lives of various buildings consistent with our plan to demolish such buildings as part of the redevelopment. The redevelopment commenced in July 2010 and is on schedule to be completed in April 2011. We deconsolidated this property in July 2010 and, as such, depreciation and amortization of this entity are no longer reported in our consolidated operations.

                    Impairment. As discussed further in Note 11 to the accompanying consolidated financial statements, we incurred a $618,000 impairment on our investment in the Woodlake Square property in July 2010 with no impairment in 2009.

                    Interest Expense. Interest expense decreased approximately $914,000 for the year ended December 31, 2010 as compared to 2009 ($854,000 in 2010 versus $1.8 million in 2009). The decrease was primarily due to the deconsolidation of Woodlake Square in July 2010 offset by $260,000 in accumulated other comprehensive gain that was reclassified to and reduced interest expense during 2010 due to the termination of the interest rate swap on Woodlake Square.

                    Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities increased approximately $2.4 million for the year ended December 31, 2010 as compared to 2009 ($3.6 million in 2010 versus $1.2 million in 2009). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The increased loss is attributable to our portion of the impairment loss that was recognized on our Cambridge Holcombe property, partially offset by a decreased net loss on our Shadow Creek Ranch and Casa Linda properties due to increased occupancy.

                    Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests increased approximately $2.5 million for the year ended December 31, 2010 as compared to 2009 ($3.1 million in 2010 versus $590,000 in 2009). This increase was primarily due to the additional loss on our Woodlake Square property due to the accelerated depreciation and amortization recorded as a result of the redevelopment that commenced in July 2010. This increase was also due to recording the non-controlling interests’ share of the impairment recognized on our investment in the Woodlake Square property in connection with the July 2010 transaction with a third-party joint venture partner. The increased net loss on Woodlake Square was partially offset by the reclassification of the deferred gain in accumulated other comprehensive income into earnings due to the termination of our hedge.

LIQUIDITY AND CAPITAL RESOURCES

                    As of December 31, 2011 and December 31, 2010, our cash and cash equivalents totaled approximately $422,000 and approximately $1.3 million, respectively.

                    Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements, capital expenditures and, potentially, acquisitions. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties and acquiring new assets compatible with our investment strategy, subject to the availability of attractive properties and our ability to consummate acquisitions on satisfactory terms.

                    We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, (4) financings of unencumbered properties and (5) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity.

                    AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $2.0 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

                    We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage held by our Cambridge Holcombe joint venture matured unpaid in June 2011. We have guaranteed approximately $4.0 million of this debt. During 2011, our Cambridge Holcombe joint venture executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and the joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. Our Cambridge Holcombe joint venture is also in discussions with various developers and joint venture partners to either sell or develop the site. The lender recently had the property appraised, which yielded a value in excess of the loan amount. Therefore, we believe that we would not be required to perform under the guarantee in the event an extension is not obtained.

                    The above steps by themselves will not be sufficient to restore the long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and JVs or new financing for future development similar to our Woodlake Square property;

•	dispositions of undesirable properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

                    Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

Distributions

                    Effective July 15, 2009, we suspended all distributions in an effort to (1) conserve cash, (2) protect our limited partners’ invested capital, (3) improve our ability to fund capital improvements, tenant improvements and leasing commissions and (4) meet our obligations, including debt service. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our partners until we enter the liquidation phase.

Current Market Conditions

                    The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Our Historical Cash Flows

	2011	2010
Operating activities	$(548)	$(1,506)
Investing activities	(495)	2,343
Financing activities	156	3

                    Operating Activities - During the year ended December 31, 2011, net cash flows used in operating activities decreased $958,000 as compared to 2010 ($548,000 used in operating activities in 2011 versus $1.5 million in 2010). This decrease in operating cash outflows was primarily attributable to a reduction in operating losses resulting from the deconsolidation of Woodlake Square prior to the sale of 90% of its interest in 2010 and a reduction in cash payments for property taxes made during 2011 as compared to the same period in 2010.

                    Investing Activities - Net cash flows used in investing activities increased approximately $2.8 million during the year ended December 31, 2011 as compared to 2010 ($495,000 of net cash flows used in investing activities in 2011 versus $2.3 million provided by investing activities in 2010). This increase in investing outflows was primarily due to $3.4 million in net proceeds that resulted from the sale of our 90% interest in Woodlake Square to a third-party institutional partner in July 2010 with no similar sale of property in 2011. Partially offsetting these increases was a decrease in investment outflows related to our investment in non-consolidated entities.

                    Financing Activities - Net cash flows provided by financing activities increased approximately $153,000 during the year ended December 31, 2011 as compared to 2010 ($156,000 in 2011 versus $3,000 in 2010). The increase was primarily attributable to distributions made to non-controlling interests of $764,000 made during the 2010 period partially offset by net proceeds received from notes payable – related party of approximately $600,000 during the 2010. We made no such distributions during 2011, nor did we have any notes payable activity.

Future Contractual Obligations

                    As of December 31, 2011, we had the following contractual long-term mortgage debt obligations (see also Note 6 to our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled Payments by year	Principal	Loan maturities	Interest (1)	Total payments
2012	$90	$-	$340	$430
2013	96	-	334	430
2014	102	-	329	431
2015	108	-	323	431
2016	113	-	317	430
Thereafter	30	5,663	111	5,804
Total	$539	$5,663	$1,754	$7,956

(1)	Interest expense includes our interest obligations as of December 31, 2011 and does not assume the refinancing of any maturing debt.

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

Off-Balance Sheet Arrangements

                    As of December 31, 2011, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We have guaranteed approximately $4.0 million of debt held by our Cambridge and Holcombe joint venture which matured in June 2011. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                    Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    See the Index to Financial Statements beginning on page F-1.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2011. Based on that evaluation, our General Partner’s CEO and CFO concluded, that as of December 31, 2011, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Management’s Annual Report on Internal Control over Financial Reporting

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership and its subsidiaries are being made only in accordance with authorizations of management and directors of our General Partner; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

                    None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.

                    We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our limited partnership agreement provides that we will continue until December 31, 2026, unless sooner terminated.

                    The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	61	Chairman, President and Chief Executive Officer
Chad C. Braun	39	Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	42	Managing Vice President – Finance

                    H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 28 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 32 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He attended Trinity University, graduating with a Bachelor of Arts degree and then attended Southern Methodist University where he received his Masters Degree in Business Administration. Mr. Taylor also attended law school at South Texas College of Law where he received his Doctor of Jurisprudence. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

                    Mr. Taylor was selected and is qualified to serve as the sole director or our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

                    Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting, SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 17 years of accounting, financial and real estate experience, and prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions, to a number of real estate investment trusts and private real estate companies. Mr. Braun graduated from Hardin Simmons University with a Bachelor of Business Administration degree in accounting and finance and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

                    Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and has served in this capacity since the formation of the Partnership. He also serves in this position for AmREIT. Within AmREIT he is responsible for its financial reporting function as well as for assisting in the establishment and execution of AmREIT’s strategic financial initiatives. Mr. Treadwell’s responsibilities also include overall risk management and treasury management functions and SEC reporting as well as periodic internal reporting to management. Mr. Treadwell has over 20 years of accounting, financial and SEC reporting experience. Prior to joining AmREIT in August 2004, he served as a senior manager with PricewaterhouseCoopers LLP and was previously with Arthur Andersen LLP. Mr. Treadwell received a Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2011, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2011.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns our limited partner Units. None of the officers of our General Partner owns any of our Units.

                    As of March 27, 2012, there were 1,991 Units issued and outstanding owned by 803 investors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $1.2 million and $978,000 in property management, construction management and leasing fees to one of our affiliated entities for the fiscal year ended December 31, 2011 and 2010, respectively. Our Casa Linda Plaza property paid a total of $6.2 million in construction costs to one of our affiliated entities who acted as a general contractor on the redevelopment during 2008 and 2009.

For the year ended December 31,
Type and Recipient	Determination of Amount	2011	2010

Asset Management Fee - General Partner

A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.

		$ 340,333	$ 430,407

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	No amounts have been paid

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

		$ 192,874	$ 157,436

Reimbursement of Operating Expenses - General Partner

We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.

		$ 283,597	$ 319,909

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	No amounts have been paid	No amounts have been paid

		For the year ended December 31,
Type and Recipient	Determination of Amount	2011	2010

Real Estate Brokerage Commissions - General Partner (1)

A fee not to exceed 6% of the sales price on co- brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.

		No amounts have been paid	No amounts have been paid

	Liquidating Stage

Distributions of Net Cash Flow- General Partner	Our General Partner is entitled to distributions after our operating period.	No amounts have been paid	No amounts have been paid

(1)	The real estate brokerage commissions payable during the liquidation period will also be payable for Actively Managed properties sold during the operation period.

Joint Ventures with Affiliates

                    As of December 31, 2011, we had entered into four joint ventures with our affiliates.

                    In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas. The remaining 50% is owned by MIG III, our affiliate.

                    In August 2007, we acquired a 40% interest in AmREIT Woodlake, LP, which owns Woodlake Square, a multi-tenant retail property located in Houston, Texas. In June 2008, we acquired an additional 20% investment interest in AmREIT Woodlake, LP from an affiliated entity at its net book value. Our affiliates, MIG III and ARIC, both owned the remaining 40% interest in AmREIT Woodlake, LP. We consolidated AmREIT Woodlake, LP in our results of operations effective January 1, 2008 as a result of the additional 20% interest that we acquired in June 2008. As discussed below, we deconsolidated AmREIT Woodlake, LP in July 2010 with the sale of the 90% interest to a third party.

                    In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the above transaction, we consolidated the property, and we recorded an impairment of approximately $618,000 which has been recorded as impairment in our consolidated statements of operations for the year ended December 31, 2010. Subsequent to the above transaction, we retained a 6% interest in the joint venture. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and the $23.8 million loan on the property was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on a new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property, and we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

                    In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas. In May 2008, we acquired a 60% interest in an additional tract of land adjacent to Woodlake Pointe property. The acquisition is accounted for as part of AmREIT Westheimer Gessner, LP. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. Our affiliates, MIG III and ARIC, own the remaining 40% interest in AmREIT Westheimer Gessner, LP. We have consolidated AmREIT Westheimer Gessner, LP into our results of operations effective January 1, 2008 as a result of the additional 20% interest that we acquired in June 2008.

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

Loans from Affiliates

                    During 2009, we borrowed $230,000 from affiliates of our General Partner. During 2010, we borrowed an additional $800,000. In August 2010, we repaid $200,000 of the balance due to the affiliate. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

                    The deferral of fees paid to our General Partner and its affiliates as part of our strategy to manage cash in the near-term are reflected as increases in our notes payable to our General Partner.

AmREIT Realty Investment Corporation

                    ARIC is a fully integrated real estate development and operating business that is wholly owned by AmREIT, the parent of our General Partner. ARIC employs a full complement of brokers and real estate professionals who provide development, acquisition, brokerage, leasing, construction management, asset and property management services to AmREIT affiliated entities and to third parties. ARIC serves as one of our property managers and is responsible for managing and leasing some of our properties. We pay ARIC property management and leasing fees as described above. ARIC hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. ARIC also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to ARIC includes, without additional expense to us, all of its general overhead costs.

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                    KPMG LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2011. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2011 and December 31, 2010.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by

KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011 and December 31, 2010 totaled $129,050 and $130,500, respectively. Also included in these fees are $0 and $17,000 related to Sarbanes-Oxley compliance preparation for the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2011 and 2010.

Audit Committee’s Pre-Approval Policies and Procedures

                    The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2011 and 2010, respectively.

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

10.1

Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc. (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008)

10.2

Construction Loan Agreement by and between AmREIT Woodlake Pointe I, LP, as Borrower and Prosperity Bank, as Lender, dated November 18, 2011 (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Current Report filed on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011).

31.1	Certification of the Principal Executive Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
31.2	Certification of the Principal Financial Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

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
Date: March 30, 2012

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income & Growth Fund IV, L.P.:

          We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 30, 2012

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	December 31, 2011	December 31, 2010

ASSETS
Real estate investments at cost:
Land	$12,409	$12,381
Buildings	13,002	12,891
Tenant improvements	337	332
	25,748	25,604
Less accumulated depreciation and amortization	(1,891)	(1,446)
	23,857	24,158

Investment in non-consolidated entities	9,373	9,961
Acquired lease intangibles, net	50	80
Net real estate investments	33,280	34,199

Cash and cash equivalents	422	1,309
Tenant and accounts receivables, net	210	269
Accounts receivable - related party	4	112
Deferred costs, net	308	66
Other assets	141	199
TOTAL ASSETS	$34,365	$36,154

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,202	$6,067
Notes payable - related party	2,026	1,291
Accounts payable and other liabilities	522	576
Accounts payable - related party	285	247
Acquired below-market lease intangibles, net	9	18
Security deposits	43	72
TOTAL LIABILITIES	9,087	8,271

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 Units outstanding at December 31, 2011 and 2010, respectively	18,481	21,004
TOTAL PARTNERS’ CAPITAL	18,481	21,004

Non-controlling interests	6,797	6,879
TOTAL CAPITAL	25,278	27,883

TOTAL LIABILITIES AND CAPITAL	$34,365	$36,154

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(in thousands, except for per Unit data)

	2011	2010	2009

Revenues:
Rental income from operating leases	$931	$2,496	$4,917
Total revenues	931	2,496	4,917

Expenses:
General and administrative	70	85	79
General and administrative - related party	284	320	337
Asset management fees - related party	340	430	430
Property expense	423	987	1,667
Property management fees - related party	44	90	198
Legal and professional	246	223	260
Depreciation and amortization	543	7,652	2,944
Total operating expenses	1,950	9,787	5,915

Operating loss	(1,019)	(7,291)	(998)

Other income (expense):
Impairment	-	(618)	-
Interest and other income	2	4	22
Interest expense	(423)	(854)	(1,768)
Equity in losses from non-consolidated entities	(1,306)	(3,591)	(1,222)
Margin tax expense	4	(16)	(20)
Total other income (expense)	(1,723)	(5,075)	(2,988)

Net loss, including non-controlling interests	(2,742)	(12,366)	(3,986)

Net loss attributable to non-controlling interests	219	3,077	590

Net loss attributable to partners	$(2,523)	$(9,289)	$(3,396)

Weighted average Units outstanding	1,988	1,988	1,988
Net loss per Unit	$(1,269.11)	$(4,672.54)	$(1,708.25)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the years ended December 31, 2011, 2010, 2009
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	AOCI Gain (Loss)	Non-Controlling Interests	Total
Balance at December 31, 2008	$-	$34,631	$(842)	$11,291	$45,080

Redemptions	-	(62)	-	-	(62)
Net loss (1)	9	(3,405)	-	(590)	(3,986)
Distributions	(9)	(871)	-	-	(880)
Distributions to non-controlling interests	-	-	-	(230)	(230)
Decrease in fair value of derivative liability	-	-	579	-	579

Balance at December 31, 2009	$-	$30,293	$(263)	$10,471	$40,501

Net loss (1)	-	(9,289)	-	(3,077)	(12,366)
Contributions from non-controlling interests	-	-	-	249	249
Distributions to non-controlling interests	-	-	-	(764)	(764)
Decrease in fair value of derivative liability	-	-	523	-	523
Reclassification of gain into income	-	-	(260)	-	(260)

Balance at December 31, 2010	$-	$21,004	$-	$6,879	$27,883

Net loss (1)	-	(2,523)	-	(219)	(2,742)
Contributions from non-controlling interests	-	-	-	137	137

Balance at December 31, 2011	$-	$18,481	$-	$6,797	$25,278

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $25, $93 and $43 for the 2011, 2010 and 2009 periods. The cumulative curative allocation since inception of the Partnership is $251. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010, 2009
(in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss, including non-controlling interests	$(2,742)	$(12,366)	$(3,986)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment	-	618	-
Bad debt expense	31	89	124
Loss from non-consolidated entities	1,306	3,591	1,222
Depreciation and amortization	539	7,483	2,631
Realized gain on derivative	-	(260)	-
(Increase) decrease in tenant receivables	41	(274)	(103)
(Increase) decrease in accounts receivable - related party	75	(139)	444
Increase in deferred costs	(155)	(87)	(56)
(Increase) decrease in other assets	58	(98)	303
(Decrease) increase in accounts payable and other liabilities	(321)	(784)	878
Increase (decrease) in accounts payable - related party	649	704	(103)
Decrease in asset retirement obligations	-	-	(5)
Increase (decrease) in security deposits	(29)	17	(12)
Net cash (used in) provided by operating activities	(548)	(1,506)	1,337

Cash flows from investing activities:
Improvements to real estate	(160)	(344)	(476)
Payments received on notes receivable	2	8	-
Increase in notes receivable - related party	-	-	(763)
Payments received on notes receivable - related party	-	82	181
Investment in non-consolidated entities	(722)	(1,266)	(878)
Distributions from non-consolidated entities	146	280	-
Net proceeds from sale of interest in an investment property	-	3,448
Net proceeds applied to land basis	239	135	-
Decrease in preacquisition costs	-	-	1,245
Net cash provided (used in) by investing activities	(495)	2,343	(691)

Cash flows from financing activities:
Proceeds from notes payable	220	-	-
Payments on notes payable	(85)	(82)	(51)
Proceeds from notes payable - related party	-	800	35
Payments on notes payable - related party	-	(200)	-
Limited optional redemptions	-	-	(62)
Loan acquisition costs	(116)	-	-
Distributions	-	-	(880)
Contributions from non-controlling interests	137	249	-
Distributions to non-controlling interests	-	(764)	(230)
Net cash provided by (used in) financing activities	156	3	(1,188)

Net increase (decrease) in cash and cash equivalents	(887)	840	(542)
Cash and cash equivalents, beginning of period	1,309	469	1,011
Cash and cash equivalents, end of period	$422	$1,309	$469

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$337	$997	$1,777
Taxes	$-	$40	$26

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$267	$297	$-

Reclassification from accounts payable - related party to notes payable - related party	$735	$461	$195

Reclassification from accounts receivable - related party to Investment in Cambridge & Holcombe.	$15	$9	$118

Accrued construction fees for Woodlake Square and Shadow Creek Ranch	$127	$-	$-

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          We were formed on December 8, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, a SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. The General Partner maintains its principal place of business in Houston, Texas. We commenced our principal operations on December 8, 2006 when we acquired our first interest in a property. On January 12, 2007, we accepted subscriptions for the minimum offering of $1.0 million pursuant to the terms of our Offering and issued our initial 40 Units. We closed the Offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We invested substantially all of the net proceeds of the Offering in real properties.

          As of December 31, 2011, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprising approximately 82,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of our Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. If we sell properties during our operating period, our General Partner anticipates reinvesting the net sales proceeds generated from the sales.

          At the end of our operating period, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it may take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

          The U.S. economy is still experiencing weakness from recent economic conditions, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. Recently, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

          We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2012. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferral of fees paid to our General Partner and its affiliates, (4) financings of unencumbered properties, and (5) sales of certain of our investments in non-consolidated entities.

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $2.0 million notes payable – related party we owe to AmREIT as of December 31, 2011 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage held by our Cambridge Holcombe joint venture matured unpaid in June 2011. We have guaranteed approximately $4.0 million of this debt. During 2011, our Cambridge Holcombe joint venture executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and the joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. Our Cambridge Holcombe joint venture is also in discussions with various developers and joint venture partners to either sell or develop the site. The lender recently had the property appraised, which yielded a value in excess of the loan amount. Therefore, we believe that we would not be required to perform under the guarantee in the event an extension is not obtained.

          The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of property(ies) owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

•	postponement of the liquidation date in order to hold and operate the property for a period of time;

•	obtaining additional partner capital through sales/creation of new partnerships and joint ventures;

•	dispositions of certain properties, even if at a loss;

•	delivery of the property to the lender; or

•	a combination of all or certain aspects of the above.

          Based on the foregoing, it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2011, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          As discussed further in Notes 4 and 11, we and our affiliated partners sold a 90% interest in the Woodlake Square property to a third-party institutional partner in July 2010. We retained a net 6% non-controlling financial interest in the Woodlake Square property, but such interest provides us with the ability to exercise significant influence. Accordingly, we deconsolidated this property effective on the date of sale and began accounting for the net 6% retained interest in the property on the equity method of accounting. As a result, the operations associated with this entity are reflected in the consolidated statement of operations up to the date on which we disposed of our controlling interest. The conditions for discontinued operations presentation were not met as we will continue to have cash flows from our retained interest and will continue to be involved with the operations of the entity through our position of significant influence.

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

Revenue Recognition

          We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Accrued rents are included in tenant receivables. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Real Estate Investments

          Development Properties - Expenditures related to the development of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction, are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred. Such costs are expensed if and when such land acquisition becomes no longer probable. During the years ended December 31, 2011, 2010 and 2009, interest and taxes in the amount of $267,000, $297,000 and $246,000, respectively, were capitalized on properties under development or redevelopment.

          Acquired Properties and Acquired Lease Intangibles - We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of the acquired operating properties to land, building and improvements, identifiable intangible assets and acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods considering market conditions and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to above (and below) market leases and in-place lease value are recorded as acquired lease intangibles (liabilities) and are amortized as an adjustment to rental income or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below-market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on acquired above and below market debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred. During the years ended December 31, 2011, 2010 and 2009, we expensed acquisition costs of $0, $0 and $7,000, respectively.

          Depreciation - Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. As a result of this change in estimate, depreciation expense was $6.2 million ($3,138.73 per unit) higher in 2010 during the period in which we consolidated the Woodlake Square property than it otherwise would have been.

          Impairment - We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. We review our investments in non-consolidated entities for impairment based of a similar review of the properties held by the investee entity. As further discussed in Notes 4 and 11, we recorded impairments on our Woodlake Square and Cambridge Holcombe properties in 2010.

Gains on Sale of Real Estate

          Gains and losses on sales of real estate are not recognized under the full accrual method until certain criteria are met. Gains relating to transactions that do not meet the criteria for full accrual method of accounting are deferred and recognized when the full accrual method of accounting criteria are met or by using the installment or deposit methods of profit recognition, as appropriate under the circumstances.

Cash and Cash Equivalents

          We consider all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Receivables and Allowance for Uncollectible Accounts

          Tenant Receivables - Included in tenant receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2011 and 2010, our allowance for uncollectible accounts related to our tenant receivables was $140,000 and $179,000, respectively.

          Accounts Receivable - Related Party- Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Deferred Costs

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the remaining costs will be expensed. Accumulated amortization related to loan acquisition costs totaled $16,000 and $11,000 as of December 31, 2011 and December 31, 2010, respectively. Accumulated amortization related to leasing costs totaled $34,000 and $24,000 as of December 31, 2011 and December 31, 2010, respectively.

Income Taxes

          No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2011, 2010 and 2009 we recorded ($4,000), $16,000 and $20,000, respectively for margin tax expense (benefit).

Fair Value Measurements

          GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of ours. When market data inputs are unobservable, we utilize inputs that we believe reflect our best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified that are within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

          Recurring Fair Value Measurements and Financial Instruments - Our consolidated financial instruments consist of cash and cash equivalents, tenant receivables, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of these financial instruments, except for our notes payable, are representative of the fair values due to the short-term nature of the instruments.

          In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2011 and December 31, 2010, the carrying value of debt obligations associated with our consolidated entities was approximately $6.2 million and $6.1 million with an estimated fair value of $6.7 million and $6.4 million, respectively.

          Non-Recurring Fair Value Measurements, Impairment– We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. As further discussed in Notes 4 and 11, we recorded impairments on our Woodlake Square and Cambridge Holcombe properties during the year ended December 31, 2010. We did not record any impairments for the years ended December 31, 2011 and 2009. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

          The following table presents our assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2011 (in thousands):

	As of December 31, 2011
	Level 1	Level 2	Level 3
Notes Payable	$-	$6,704	$-

	As of December 31, 2010
	Level 1	Level 2	Level 3
Investments in Affiliates	$-	$-	$225
Notes Payable	-	6,367	-

Interest

          Interest is charged to interest expense as it accrues. No interest has been capitalized since inception of the Partnership.

Segments

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

Derivative Financial Instruments

          GAAP requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our use of derivative financial instruments to date has been limited to the use of interest rate swaps to mitigate our interest rate risk on variable-rate debt. See Note 7 for further discussion regarding our derivative financial instruments.

Subsequent Events

          We have evaluated all events or transactions as of the date through which the financial statements were made available for issuance. We did not have any material subsequent events that impacted our consolidated financial statements at December 31, 2011.

3.	OPERATING LEASES

          Our operating leases range from one month to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2011 is as follows (in thousands):

2012	$620
2013	557
2014	478
2015	220
2016	81
Thereafter	-
$1,956

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $258,000, $606,000 and $1.1 million during the years ended December 31, 2011, 2010 and 2009, respectively.

4.	INVESTMENTS IN NON-CONSOLIDATED ENTITIES

          Since inception, we have made the following investments in four entities through which we own an interest in four properties:

•

In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. During 2009, we completed a substantial renovation to the Casa Linda property that has allowed the property to maintain its historical character and prominence in the community, while updating the property’s features. The renovation was completed in April 2009 at a cost of $7.1 million, including tenant improvements and leasing costs.

•

In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. Due to the downturn in the real estate market, in particular for raw land, an impairment test was performed during 2010. We recorded an impairment of approximately $2.6 million on this investment which has been recorded our share of an impairment loss at the property level as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million, which matured in June 2011. During 2011, we executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and our Cambridge Holcombe joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. Our Cambridge Holcombe joint venture is in discussions with various developers and joint venture partners to either sell or develop the site. We have guaranteed approximately $4.0 million of this debt. The lender recently had the property appraised, which yielded a value in excess of the loan amount. Therefore, we believe that we would not be required to perform under the guarantee in the event an extension is not obtained.

•

In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%). We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund our investment in the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48% until its maturity in March 2015.

•

Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (Woodlake LP) which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 206,000 square feet. As further discussed in Note 11, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner, and the remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity.

During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. We are in the anchor leasing stage of development and currently have a signed lease with a large national fitness tenant to construct a 45,000 square foot building on the unimproved land and are in discussions with another anchor tenant for the existing building. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. Because this property is under redevelopment, and the tenant is temporarily occupying the premises, we recorded rental income as a reduction to the basis of the asset. The Urban Rug Outlet lease expired in February 2012.

          We report our investments in these four entities using the equity method of accounting due to our ability to exercise significant influence over them. Combined condensed financial information for our non-consolidated entities as of December 31, 2011 and 2010 (at 100%) is summarized as follows:

	As of December 31,
Combined Balance Sheets (in thousands)	2011	2010
Assets
Property, net	$181,120	$179,461
Cash	3,806	5,484
Other assets	20,554	21,128
Total Assets	$205,480	$206,073
Liabilities and partners’ capital:
Notes payable	131,288	131,999
Other liabilities	12,710	12,467
Partners capital	61,482	61,607
Total Liabilities and Partners’ Capital	$205,480	$206,073

MIG IV share of net assets	$9,373	$9,961

	Years ended December 31,
Combined Statements of Operations (in thousands)	2011	2010	2009
Revenue
Total Revenue	$15,714	$13,920	$11,854
Expense
Depreciation and amortization	6,684	6,117	5,872
Interest	6,922	6,295	5,793
Other	6,572	9,869	4,883
Total expense	20,178	22,281	16,548
Net loss	$(4,464)	$(8,361)	$(4,694)

MIG IV share of net loss	$(1,306)	$(3,591)	$(1,222)

5.	ACQUIRED LEASE INTANGIBLES

          We have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from two months to approximately thirteen years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from 1 year to 14 years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense.

          Acquired in-place lease and above and below market lease values and their respective accumulated amortization are as follows (in thousands):

	December 31, 2011	December 31, 2010
Acquired lease intangible assets:
In-place leases	$574	$667
In-place leases – accumulated amortization	(524)	(587)
Above-market leases	13	13
Above-market leases – accumulated amortization	(13)	(13)
Acquired leases intangibles, net	$50	$80

Acquired lease intangible liabilities:
Below-market leases	$(118)	$(150)
Below-market leases – accumulated amortization	109	132
Acquired below-market lease intangibles, net	$(9)	$(18)

          The table below details our acquired lease intangible activity for the years ended December 31, 2011 and 2010, respectively (in thousands):

	As of December 31,
	2011	2010
Acquired lease intangible assets:
Disposals of in-place leases	$(93)	$(4,000)
Amortization of in-place leases	(30)	(332)
Disposals of accumulated amortization of in-place leases	93	3,000
Disposals of above-market leases	-	(179)
Amortization of above-market leases	-	(21)
Disposals of accumulated amortization of above-market leases	-	112

Acquired lease intangible liabilities:
Accretion of below-market leases	$9	$233
Disposals of below-market leases	32	2,400
Disposals of accumulated amortization of below-market leases	(32)	(1,100)

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Year Ending December 31,	Amortization Expense (in-place lease value)	Rental Income (above and below market leases)
2012	$15	$(3)
2013	15	(3)
2014	15	(3)
2015	5	-
2016	-	-
	$50	$(9)

6.	NOTES PAYABLE

          Our outstanding debt at December 31, 2011 consisted of a fixed-rate mortgage loan of $6.0 million secured by the Village on the Green property along with a $220,000 construction loan for our Woodlake Pointe property. As of December 31, 2011, the weighted-average interest rate on our fixed-rate debt is 5.3%, and the weighted average remaining life of such debt is 5.3 years.

          As of December 31, 2011, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled Payments by Year	Scheduled Principal Payments	Term-Loan Maturities	Total Payments
2012	$90	-	$90
2013	96	-	96
2014	102	-	102
2015	108	-	108
2016	113	-	113
Thereafter	30	5,663	5,693
Total	$539	$5,663	$6,202

          We serve as the guarantor of debt in the amount of $45.0 million that is the primary obligation of our non-consolidated joint ventures. During 2011, one of those joint ventures defaulted on its loan in the amount of $8.1 million, that matured in June 2011. During 2011, we executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012.  The forbearance period has expired, and our Cambridge Holcombe joint venture is currently in discussions with the lender to extend the maturity of the loan. Based on a term sheet issued by the lender, we believe that our Cambridge Holcombe joint venture will be successful in extending the loan through March 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) is approximately $500,000, and AmREIT has committed to provide a loan to us sufficient to fund such payment. We expect the extension to close during the second quarter of 2012; however, no assurance can be given that the extension will ultimately be consummated. We have guaranteed approximately $4.0 million of this debt. The lender recently had the property appraised, which yielded a value of approximately $10.6 million, which we believe is sufficient to satisfy the obligation to the lender and not require our performance under the guarantee in the event an extension is not obtained. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party - As of December 31, 2011 and December 31, 2010, the balance of our notes payable – related party was $2.0 million and $1.3 million, respectively. During 2010, we borrowed $800,000 from an affiliate of our General Partner. In August 2010, we repaid $200,000 of the balance due to the affiliate. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. GAAP requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in OCI while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the fair value of the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

          In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The swap settled monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. We designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives have been recorded as an adjustment to our partners’ capital through AOCI. In conjunction with the refinancing of the underlying mortgage during 2010, we terminated this hedge. Accordingly, we reclassified into earnings the gain that had been deferred in accumulated other comprehensive income to appropriately offset the earnings impact of the remaining hedged forecasted interest payments and recognized the remainder as a result of the fact that some of the hedged forecasted transactions were probable not to occur. As such, we recorded $260,000 as a reduction of interest expense in July 2010. For the years ended December 31, 2011, 2010 and 2009, we paid $0, $461,000 and $954,000, respectively, related to this swap which is included in interest expense.

8.	CONCENTRATIONS

          As of December 31, 2011 and December 31, 2010, each of our two consolidated properties individually comprises greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the years ended December 31, 2011 and 2010. Houston is Texas’ largest city and the fourth largest city in the United States.

          Following are the base rents generated by the top tenants of our consolidated properties during the years ended December 31, 2011, 2010 and 2009 (in thousands):

Tenant	2011	2010	2009
Paesano’s	$197	$197	$194
Alamo Heights Pediatrics	71	71	71
Rouse Dental	51	47	47
Café Salsita	37	36	36
The Mutual Fund Store	35	37	37
	$391	$388	$385

9.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          The General Partner invested $800,000 as a limited partner and $1,000 as a general partner in MIG IV. We began raising capital in December 2006. We closed the offering on March 31, 2008 when we had raised approximately $49.7 million. The General Partner’s $800,000 investment represents a 1.6% limited partner interest in the Partnership.

          Limited Optional Redemption — Our Units were sold pursuant to exemptions from registration under the Securities Act and are not currently listed on a national exchange or otherwise traded in an organized securities market. These Units may be transferred only with the consent of the General Partner after the delivery of required documents, and in any event, only if we register the offer and sale of the Units under applicable securities laws or if an exemption from such registration is available. We do not expect to register the offer and sale of Units. Moreover, we do not anticipate that any public market for the Units will develop. In order to provide Limited Partners with the possibility of liquidity, at any time after November 15, 2009 and prior to November 15, 2013, Limited Partners who have held their Units for at least three years may receive the benefit of interim liquidity by presenting all of those Units to the Partnership for redemption. At that time, we may, in our sole discretion and subject to the conditions and limitations described below, redeem the Units presented for cash to the extent that we have sufficient funds available to us to fund such redemption. The redemption price to be paid will be 92% of the limited partner’s unreturned invested capital. At no time during a 12-month period, however, may the number of Units redeemed by us exceed 2% of the number of Units outstanding at the beginning of that 12-month period. We did not receive any redemption requests during the year ended December 31, 2011. We received one redemption request which was denied in the amount of $150,000 during the year ended December 31, 2010. During the year ended December 31, 2009, we received five redemption requests, three of which were denied in the aggregate amount of $253,000 and two of which were granted in the amount of $62,000, despite the restriction on redemptions until November 15, 2009. All redemption requests that have been granted represent a return of capital. We suspended the optional redemption program during the second quarter of 2009 due to macroeconomic conditions and the need to preserve cash.

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

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2011, 2010 and 2009:

Type of Service	Service Description & Compensation	2011	2010	2009

Asset Management	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$340,333	$430,407	$430,407

Acquisition	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	-	-	-

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

		-	-	-

Type of Service	Service Description & Compensation	2011	2010	2009

Property Management and Leasing	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	192,874	157,436	252,612

Brokerage	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	-	-	-

Reimbursement of Operating Expenses	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	283,597	319,909	336,698
Total		$816,804	$907,752	$1,019,717

          In addition to the above fees paid by us, the non-consolidated entities in which we have an investment paid a total of $1.2 million, $978,000 and $743,000 in property management, construction management and leasing fees to one of our affiliated entities for the years ended December 31, 2011, 2010 and 2009, respectively. Our Casa Linda Plaza property paid a total of $6.2 million in construction costs to one of our affiliated entities who acted as a general contractor on the redevelopment during 2008 and 2009.

11.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

          In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. We recorded an impairment of approximately $618,000 on the transaction which has been recorded as impairment in our consolidated statements of operations for the year ended December 31, 2010. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million). We, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.0 million. As part of the transaction, the $23.8 million loan on the property, which was due to mature in September 2010, was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on the new $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III, are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property. We deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

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

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2011

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Woodlake Pointe	7,617,318	8,845,089	467,009	7,653,967	9,275,449	16,929,416	(1,073,909)	11/21/2007	220,431
Village on the Green	5,468,698	3,133,574	216,272	5,684,970	3,133,574	8,818,544	(817,169)	3/25/2008	5,981,368

Total	$13,086,016	$11,978,663	$683,281	$13,338,937	$12,409,023	$25,747,960	$(1,891,078)		$6,201,799

Activity within real estate and accumulated depreciation during the three years ended December 31, 2011 are as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2008	$63,064,471	$1,914,346
Acquisitions / additions	475,886	-
Disposals	(41,733)	(41,733)
Depreciation expense	-	1,545,919
Balance at December 31, 2009	$63,498,624	$3,418,532
Acquisitions / additions	501,756	-
Disposals	(38,396,880)	(9,234,155)
Depreciation expense	-	7,261,838
Balance at December 31, 2010	$25,603,500	$1,446,215
Acquisitions / additions	359,965	-
Disposals	(215,505)	(37,295)
Depreciation expense	-	482,158
Balance at December 31, 2011	$25,747,960	$1,891,078

S-1