Form 10-Q
period 2012-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2012-05-14
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

i

DEFINITIONS

          As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG IV,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation, and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd.

MIG IV	AmREIT Monthly Income & Growth Fund IV, L.P.

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$12,421	$12,409
Buildings	13,120	13,002
Tenant improvements	434	337
	25,975	25,748
Less accumulated depreciation and amortization	(2,011)	(1,891)
	23,964	23,857

Investment in non-consolidated entities	9,474	9,373
Acquired lease intangibles, net	46	50
Net real estate investments	33,484	33,280

Cash and cash equivalents	53	422
Tenant and accounts receivables, net	69	210
Accounts receivable - related party	14	4
Deferred costs, net	392	308
Other assets	202	141
TOTAL ASSETS	$34,214	$34,365

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$6,382	$6,202
Notes payable - related party	2,339	2,026
Accounts payable and other liabilities	168	522
Accounts payable - related party	472	285
Acquired below-market lease intangibles, net	8	9
Security deposits	43	43
TOTAL LIABILITIES	9,412	9,087

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at March 31, 2012 and December 31, 2011, respectively	17,951	18,481
TOTAL PARTNERS’ CAPITAL	17,951	18,481

Non-controlling interests	6,851	6,797
TOTAL CAPITAL	24,802	25,278

TOTAL LIABILITIES AND CAPITAL	$34,214	$34,365

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Rental income from operating leases	$318	$220
Total revenues	318	220

Expenses:
General and administrative	17	6
General and administrative - related party	69	61
Asset management fees - related party	38	108
Property expense	164	138
Property management fees - related party	11	11
Legal and professional	104	86
Depreciation and amortization	131	133
Total operating expenses	534	543

Operating loss	(216)	(323)

Other income (expense):
Interest and other income	—	2
Interest expense	(117)	(102)
Equity in losses from non-consolidated entities	(238)	(276)
Margin tax income (expense)	(2)	1
Total other income (expense)	(357)	(375)

Net loss, including non-controlling interests	(573)	(698)

Net loss attributable to non-controlling interests	43	68

Net loss attributable to partners	$(530)	$(630)

Weighted average Units outstanding	1,988	1,988
Net loss per Unit	$(266.60)	$(316.90)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2012
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2011	$—	$18,481	$6,797	$25,278

Net loss attributable to partners (1)	—	(530)	(43)	(573)
Contributions from non-controlling interests	—	—	97	97

Balance at March 31, 2012	$—	$17,951	$6,851	$24,802

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $5 for the period. The cumulative curative allocation since inception of the Partnership is $256. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss, including non-controlling interests	$(573)	$(698)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	38	22
Loss from non-consolidated entities	238	276
Depreciation and amortization	134	131
Decrease in tenant and accounts receivable	103	—
(Increase) decrease in accounts receivable - related party	(10)	7
Increase in deferred costs	—	(13)
(Increase) decrease in other assets	(61)	70
Decrease in accounts payable and other liabilities	(402)	(281)
Increase (decrease) in accounts payable - related party	211	(44)
Net cash used in operating activities	(322)	(530)

Cash flows from investing activities:
Improvements to real estate	(211)	(84)
Payments received on notes receivable	—	2
Investment in non-consolidated entities	(325)	(282)
Net proceeds applied to land basis	36	36
Net cash used in investing activities	(500)	(328)

Cash flows from financing activities:
Proceeds from notes payable	203	—
Payments on notes payable	(23)	(22)
Proceeds from notes payable - related party	176	—
Contributions from non-controlling interests	97	137
Net cash provided by financing activities	453	115

Net decrease in cash and cash equivalents	(369)	(743)
Cash and cash equivalents, beginning of period	422	1,309
Cash and cash equivalents, end of period	$53	$566

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$83	$84

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$48	$57

Reclassification from accounts payable - related party to notes payable - related party	$137	$79

Construction fees included in accounts payable	$113	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          We were formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, non-traded Maryland corporation that has elected to be taxed as a REIT. As of March 31, 2012, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprising approximately 82,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of our Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. Our General Partner currently believes that it is not likely that the real estate market will sufficiently recover prior to our scheduled liquidation commencement date of November 2013, and our General Partner is considering extending the operating period. If the determination that extending the operating period is in the best interest of the Partners, our General Partner will seek to obtain majority consent from the Limited Partners; however, there can be no assurance that we will be successful in obtaining majority consent.

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

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The U.S. economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $2.3 million notes payable – related party we owe to AmREIT as of March 31, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          We may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. The above steps may not be sufficient to restore our long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

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

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Cash and Cash Equivalents

          We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds.

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for increases or decreases in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In all cases, we have determined that we are the owner of any tenant improvements that we fund pursuant to the lease terms. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Accrued rents are included in tenant and accounts receivable, net.

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of March 31, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $32,000 and $140,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the three months ended March 31, 2012 or 2011, we capitalized interest or taxes in the amount of $48,000 and $57,000, respectively.

Acquired Properties and Acquired Intangibles

          We account for operating real estate acquisitions as an acquisition of a business as we believe most operating real estate meets the definition of a “business” under GAAP. Accordingly, we allocate the purchase price of acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired above and below market leases, the value of in-place leases and customer relationship value, if any. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in our analysis of determining the as-if-vacant property value include (i) an estimate of carrying costs during the expected lease-up periods, considering market conditions, and (ii) costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to in-place lease value and above and below-market leases are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Below market leases include fixed-rate renewal periods where we believe the renewal is reasonably assured. Premiums or discounts on debt are amortized to interest expense over the remaining term of such debt. Costs related to acquiring operating properties are expensed as incurred.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2012 and 2011.

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

          Recurring Fair Value Measurements and Financial Instruments – Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. See Note 4 for fair value disclosures of our notes payable.

Subsequent Events

          Except as otherwise disclosed in this Quarterly Report, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          We have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	March 31, 2012	December 31, 2011
Casa Linda	50%	$3,235	$3,439
Cambridge & Holcombe	50%	201	163
Shadow Creek Ranch	10%	4,411	4,433
Woodlake Square	6%	1,627	1,338
Total		$9,474	$9,373

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan was in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. During 2011, the joint venture defaulted on its loan in the amount of $8.1 million, which matured in June 2011. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded via a loan from AmREIT. Our Cambridge & Holcombe joint venture is in discussions with various developers and joint venture partners to either sell or develop the site.

          Shadow Creek Ranch - We own a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%). The property is secured by a loan in the amount of $65.0 million at an annual interest rate of 5.48% until its maturity in March 2015.

          Woodlake Square - We own a 6% interest in AmREIT Woodlake, LP (Woodlake LP), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity. Our interest in Woodlake Square, also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and was completed in April 2011. As of March 31, 2012, Woodlake Square has incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity losses in non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2012 and 2011, as follows (in thousands):

	Three months ended March 31,
	2012	2011
Revenue	$4,768	$3,765
Depreciation and amortization	(1,840)	(1,577)
Interest expense	(1,698)	(1,725)
Net loss	(397)	(986)

4.	NOTES PAYABLE

          Our outstanding debt as of March 31, 2012 and December 31, 2011 are as follows (in thousands).

Notes payable	March 31, 2012	December 31, 2011
Village on the Green	$5,958	$5,982
Woodlake Pointe	424	220
Total	$6,382	$6,202

          The Village on the Green note payable is a fixed rate mortgage loan that matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of March 31, 2012, the weighted-average interest rate on our fixed-rate debt was 5.2%, and the weighted average remaining life of such debt was 5.0 years.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. During the first quarter of 2012, we drew approximately $200,000 on our Woodlake Pointe construction loan to fund the redevelopment of that property.

          We serve as the guarantor of debt in the amount of $40.4 million that is the primary obligation of our non-consolidated joint ventures. In June 2011, the $8.1 million mortgage held by our Cambridge & Holcombe joint venture matured unpaid. However, Cambridge & Holcombe executed a forbearance agreement which extended the maturity of the loan and deferred a portion of the interest payments through March 27, 2012. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded via a loan from AmREIT.

          The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of March 31, 2012 and December 31, 2011, the balance of our notes payable – related party was $2.3 million and $2.0 million, respectively. During the first quarter of 2012, we borrowed an additional $176,000 primarily to fund the payment of real estate taxes and $137,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. In determining the fair value of our debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of notes payable was $6.4 million at March 31, 2012 and December 31, 2011.

5.	CONCENTRATIONS

          As of March 31, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three months ended March 31, 2012 and 2011.

          The following table details the base rents generated by our top tenants during the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
Tenant	2012	2011
Paesano’s	$49	$49
Alamo Heights Pediatrics	18	18
Rouse Dental	14	12
Café Salsita	9	9
The Mutual Fund Store	9	9
Total	$99	$97

6.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

7.	RELATED PARTY TRANSACTIONS

          Certain of our affiliates received fees and compensation during the organizational stage of the Partnership, including securities commissions and due diligence reimbursements, marketing reimbursements and reimbursement of organizational and offering expenses. Certain of these affiliates also receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
Type of service	2012	2011
Asset management fees	$38	$108
Property management fees	11	11
Leasing costs	95	12
Development costs	86	—
Administrative costs reimbursements	69	61
	$299	$192

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $485,000 and $177,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2012 and 2011, respectively. See also Note 3 regarding investments in non-consolidated entities.

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

OVERVIEW

          We are a Delaware limited partnership formed to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. Our Units are not currently listed on a securities exchange, and there currently is no established public trading market for our Units. We do not intend to list our Units at this time and have no plans to list our Units on a securities exchange in the future.

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

          Rental income accounted for 100% of our total revenue during the three months ended March 31, 2012 and 2011, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of March 31, 2012, our properties had an average occupancy of 87%, and the average debt leverage ratio of the properties in which we have an investment was approximately 58%, with 87% of such debt carrying a fixed rate of interest.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2012, as compared to the same period in 2011.

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

          Revenue. Revenue increased approximately $98,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($318,000 in 2012 versus $220,000 in 2011). The increase is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012.

          Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $70,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($38,000 in 2012 versus $108,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Property Expense. Property expense increased approximately $26,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($164,000 in 2012 versus $138,000 in 2011). The increase is primarily due to property tax consulting fees related to property tax appraisal protests.

          Interest Expense. Interest expense increased approximately $15,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($117,000 of interest expense in 2012 versus $102,000 in 2011). This increase in interest is primarily related to an increase in our notes payable - related party.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $38,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($238,000 in 2012 versus $276,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property along with the sale of a parcel of land at our Woodlake Square property that occurred during the first quarter 2012, which resulted in a gain on sale of approximately $437,000 (our portion of which was $26,000).

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $53,000 and approximately $422,000, respectively.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $2.3 million notes payable – related party we owe to AmREIT as of March 31, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          The above steps by themselves may not be sufficient to restore the long term viability and we could incur individual setbacks and possible significant losses. Even with the deferral agreements with AmREIT, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties. We continually work to maximize the returns and work for the best interests of our Limited Partners and are examining a range of alternatives, which may include:

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

Current Market Conditions

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The U.S. economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the U.S. and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the U.S. economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Cash Flow Activities for the Three Months Ended March 31, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three months ended March 31,
	2012	2011
Operating activities	$(322)	$(530)
Investing activities	(500)	(328)
Financing activities	453	115

          Net cash flows used in operating activities improved approximately $208,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($322,000 in 2012 versus $530,000 in 2011). This decrease in operating cash outflows was primarily attributable to an increase in accounts payable – related party during the three months ended March 31, 2012 as compared to the same period in 2011.

          Net cash flows used in investing activities increased approximately $172,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($500,000 in 2012 versus $328,000 in 2011). This increase in investing outflows was primarily due to $202,000 in real estate improvements spent at our Woodlake Pointe property as part of the redevelopment during the first quarter of 2012.

          Net cash flows provided by financing activities increased approximately $338,000 during the three months ended March 31, 2012 as compared to the same period in 2011 ($453,000 in 2012 versus $115,000 in 2011). The increase was primarily attributable to a $203,000 draw on our Woodlake Pointe construction loan to fund the redevelopment of that property along with $176,000 in proceeds received from our notes receivable – related party during the first quarter of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS.

          The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: May 14, 2012

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: May 14, 2012

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

Exhibit 101.INS	XBRL Instance Document*
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Consolidated Statement of Capital for the three months ended March 31, 2012, (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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