Form 10-K/A
period 2011-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2012-05-18
CIK 1382787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

As of March 27, 2012, the Registrant had 1,991 Units of limited partnership outstanding. There is no established trading market for such units.

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the year ended December 31, 2011, initially filed on March 30, 2012 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A to our Form 10-K (“Amendment No. 1”) solely to furnish a complete Interactive Data File furnished as Exhibit 101 to the Form 10-K, as required by Rule 405 of Regulation S-T. In the previously-furnished Interactive Data File, Financial Statement Schedule III – Consolidated Real Estate Owned and Accumulated Depreciation was not included in the Interactive Data File.

Except as described above, no other revisions are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-K in any way other than as required to reflect the exhibit discussed above and does not reflect events occurring after the March 30, 2012 filing of the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

1

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

The following exhibits are filed as part of or incorporated by reference in this Annual Report:

Exhibit No.	Description
3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).
3.2	Agreement of Limited Partnership of AmREIT Monthly & Income Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).
3.2.1	Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).
10.1	Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc. (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008)
10.2	Construction Loan Agreement by and between AmREIT Woodlake Pointe I, LP, as Borrower and Prosperity Bank, as Lender, dated November 18, 2011 (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Current Report filed on Form 8-K filed with the Securities and Exchange Commission on November 22, 2011).
31.1+	Certification of the Principal Executive Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a).
31.2+	Certification of the Principal Financial Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a).
32.1+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

+	These exhibits were previously furnished with the Company’s Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 30, 2012.

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner
Date: May 18, 2012

	By:	/s/ H. Kerr Taylor
H. Kerr Taylor President, Chief Executive Officer, and Director

4