Form 10-Q
period 2012-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2012-08-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$12,433	$12,409
Buildings	14,063	13,002
Tenant improvements	433	337
	26,929	25,748
Less accumulated depreciation and amortization	(2,124)	(1,891)
	24,805	23,857

Investment in non-consolidated entities	9,669	9,373
Acquired lease intangibles, net	42	50
Net real estate investments	34,516	33,280

Cash and cash equivalents	336	422
Tenant and accounts receivables, net	85	210
Accounts receivable - related party	75	4
Deferred costs, net	384	308
Other assets	253	141
TOTAL ASSETS	$35,649	$34,365

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$7,502	$6,202
Notes payable - related party	3,051	2,026
Accounts payable and other liabilities	280	522
Accounts payable - related party	567	285
Acquired below-market lease intangibles, net	8	9
Security deposits	43	43
TOTAL LIABILITIES	11,451	9,087

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at June 30, 2012 and December 31, 2011, respectively	17,393	18,481
TOTAL PARTNERS’ CAPITAL	17,393	18,481

Non-controlling interests	6,805	6,797
TOTAL CAPITAL	24,198	25,278

TOTAL LIABILITIES AND CAPITAL	$35,649	$34,365

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$244	$233	$562	$453
Total revenues	244	233	562	453

Expenses:
General and administrative	25	27	42	33
General and administrative - related party	66	51	135	112
Asset management fees - related party	39	77	77	185
Property expense	89	108	253	246
Property management fees - related party	11	10	22	21
Legal and professional	57	33	161	119
Depreciation and amortization	128	139	259	272
Total operating expenses	415	445	949	988

Operating loss	(171)	(212)	(387)	(535)

Other income (expense):
Interest and other income	—	—	—	2
Interest expense	(124)	(103)	(241)	(205)
Equity in losses from non-consolidated entities	(314)	(366)	(552)	(642)
Margin tax income (expense)	5	—	3	1
Total other income (expense)	(433)	(469)	(790)	(844)

Net loss, including non-controlling interests	(604)	(681)	(1,177)	(1,379)

Net loss attributable to non-controlling interests	46	50	89	118

Net loss attributable to partners	$(558)	$(631)	$(1,088)	$(1,261)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net loss per Unit	$(280.68)	$(317.40)	$(547.28)	$(634.31)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2012
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2011	$—	$18,481	$6,797	$25,278

Net loss attributable to partners (1)	—	(1,088)	(89)	(1,177)
Contributions from non-controlling interests	—	—	97	97

Balance at June 30, 2012	$—	$17,393	$6,805	$24,198

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $11 for the period. The cumulative curative allocation since inception of the Partnership is $262. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss, including non-controlling interests	$(1,177)	$(1,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	13	23
Loss from non-consolidated entities	552	642
Depreciation and amortization	267	268
Decrease (increase) in tenant and accounts receivable	112	(22)
(Increase) decrease in accounts receivable - related party	(85)	6
Increase in deferred costs	—	(19)
Increase in other assets	(112)	(33)
Decrease in accounts payable and other liabilities	(338)	(254)
Increase in accounts payable - related party	416	279
Decrease in security deposits	—	(21)
Net cash used in operating activities	(352)	(510)

Cash flows from investing activities:
Improvements to real estate	(1,141)	(114)
Payments received on notes receivable	—	2
Investment in non-consolidated entities	(893)	(525)
Distributions from non-consolidated entities	75	—
Net proceeds applied to land basis	72	72
Net cash used in investing activities	(1,887)	(565)

Cash flows from financing activities:
Proceeds from notes payable	1,344	—
Payments on notes payable	(44)	(42)
Proceeds from notes payable - related party	756	—
Contributions from non-controlling interests	97	137
Net cash provided by financing activities	2,153	95

Net decrease in cash and cash equivalents	(86)	(980)
Cash and cash equivalents, beginning of period	422	1,309
Cash and cash equivalents, end of period	$336	$329

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$167	$169

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$96	$157

Reclassification from accounts payable - related party to notes payable - related party	$269	$357

Construction fees included in accounts payable	$149	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

          We were formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. As of June 30, 2012, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprising approximately 82,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of our Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. When deciding whether to sell properties during our operating period, our General Partner will consider factors such as potential capital appreciation, cash flow, the availability of other attractive investment opportunities and federal income tax considerations. Our General Partner currently believes that it is not likely that the real estate market will sufficiently recover prior to our scheduled liquidation commencement date of November 2013, and our General Partner is considering extending the operating period. If the determination that extending the operating period is in the best interest of the Partners, our General Partner will seek to obtain majority consent from the Limited Partners; however, there can be no assurance that we will be successful in obtaining majority consent.

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

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The United Sates economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable – related party we owe to AmREIT as of June 30, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

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

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of June 30, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $8,000 and $140,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the six months ended June 30, 2012 and 2011, we capitalized interest or taxes in the amount of $96,000 and $157,000, respectively.

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

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 36 years for buildings, up to 11 years for site improvements and over the term of the lease for tenant improvements. We reevaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the six months ended June 30, 2012 and 2011.

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

          We have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	June 30, 2012	December 31, 2011
Casa Linda	50%	$3,019	$3,439
Cambridge & Holcombe	50%	707	163
Shadow Creek Ranch	10%	4,314	4,433
Woodlake Square	6%	1,629	1,338
Total		$9,669	$9,373

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

          Woodlake Square - We own a 6% interest in AmREIT Woodlake, LP (Woodlake LP), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity. Our interest in Woodlake Square, also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and was completed in April 2011. As of June 30, 2012, Woodlake Square has incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.2 million including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity losses in non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2012 and 2011, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$4,354	$3,958	$9,122	$7,723
Depreciation and amortization	(1,719)	(1,654)	(3,559)	(3,231)
Interese expense	(1,657)	(1,729)	(3,355)	(3,455)
Net loss	(757)	(1,302)	(1,154)	(2,288)

4.	NOTES PAYABLE

          Our outstanding debt as of June 30, 2012 and December 31, 2011 are as follows (in thousands).

Notes payable	June 30, 2012	December 31, 2011
Village on the Green	$5,937	$5,982
Woodlake Pointe	1,565	220
Total	$7,502	$6,202

          The Village on the Green note payable is a fixed rate mortgage loan that matures in April 2017 and may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. As of June 30, 2012, the weighted-average interest rate on our fixed-rate debt was 4.4%, and the weighted average remaining life of such debt was 4.8 years.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. During the six months ended June 30, 2012, we drew approximately $1.3 million on our Woodlake Pointe construction loan to fund the redevelopment of that property.

          We serve as the guarantor of debt in the amount of $40.0 million that is the primary obligation of our non-consolidated joint ventures. In June 2011, the $8.1 million mortgage held by our Cambridge & Holcombe joint venture matured unpaid. However, Cambridge & Holcombe executed a forbearance agreement which extended the maturity of the loan and deferred a portion of the interest payments through March 27, 2012. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded via a loan from AmREIT.

          The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of June 30, 2012 and December 31, 2011, the balance of our notes payable – related party was $3.1 million and $2.0 million, respectively. During the first quarter of 2012, we borrowed an additional $176,000 primarily to fund the payment of real estate taxes and $137,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates as part of our strategy to manage cash in the near-term. During the second quarter of 2012, we borrowed an additional $580,000 primarily to fund the principal reduction and payment of accrued interest on our Cambridge & Holcombe mortgage loan. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. The fair value of our variable-rate notes payable approximate their carrying value. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of fixed-rate notes payable was $6.2 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively.

5.	CONCENTRATIONS

          As of June 30, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the six months ended June 30, 2012 and 2011.

          The following table details the base rents generated by our top tenants during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2012	2011	2012	2011
Paesano’s	$49	$49	$98	$98
Alamo Heights Pediatrics	18	18	35	35
Rouse Dental	14	12	28	24
Café Salsita	9	9	19	18
The Mutual Fund Store	9	9	17	18
Total	$99	$97	$197	$193

6.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions –We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until improvements in the real estate and liquidity markets warrant such payment. All distributions to date have been a return of capital. During the liquidation stage of the Partnership (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2012	2011	2012	2011
Asset management fees	$39	$77	$77	$185
Property management fees	11	10	22	21
Leasing costs	1	4	96	15
Development costs	86	—	172	—
Administrative costs reimbursements	66	51	135	112
	$203	$142	$502	$333

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $680,000 and $640,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2012 and 2011, respectively. See also Note 3 regarding investments in non-consolidated entities.

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operation results over time.

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

          Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement.

          Rental income accounted for 100% of our total revenue during the six months ended June 30, 2012 and 2011, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of June 30, 2012, our properties had an average occupancy of 87%, and the average debt leverage ratio of the properties in which we have an investment was approximately 56%, with 87% of such debt carrying a fixed rate of interest.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2012, as compared to the same period in 2011.

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

          Revenue. Revenue remained approximately the same during the three months ended June 30, 2012 as compared to the same period in 2011 ($244,000 in 2012 versus $233,000 in 2011).

          Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $38,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($39,000 in 2012 versus $77,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Legal and Professional. Legal and professional expense increased approximately $24,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($57,000 in 2012 versus $33,000 in 2011). The increase is primarily due an increase in audit expenses.

          Interest Expense. Interest expense increased approximately $21,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($124,000 of interest expense in 2012 versus $103,000 in 2011). This increase in interest is primarily related to an increase in our notes payable - related party.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $52,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($314,000 in 2012 versus $366,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property.

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

          Revenue. Revenue increased approximately $109,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($562,000 in 2012 versus $453,000 in 2011). The increase is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012.

          Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $108,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($77,000 in 2012 versus $185,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Legal and Professional. Legal and professional expense increased approximately $42,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($161,000 in 2012 versus $119,000 in 2011). The increase is primarily due to an increase in audit fees.

          Interest Expense. Interest expense increased approximately $36,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($241,000 of interest expense in 2012 versus $205,000 in 2011). This increase in interest is primarily related to an increase in our notes payable - related party.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $90,000 during the three months ended June 30, 2012 as compared to the same period in 2011 ($552,000 in 2012 versus $642,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property along with the sale of a parcel of land at our Woodlake Square property that occurred during the first quarter 2012, which resulted in a gain on sale of approximately $437,000 (our portion of which was $26,000).

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary source of liquidity. As of June 30, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $336,000 and approximately $422,000, respectively.

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

          AmREIT has agreed to continue to provide financial support to us through and including January 1, 2013 in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management, asset management, development fees and reimbursement of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the $3.1 million notes payable – related party we owe to AmREIT as of June 30, 2012 until a date subsequent to January 1, 2013. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

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

Current Market Conditions

          Our results of operations may be sensitive to changes in overall economic conditions that impact tenant leasing practices. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, could result in a general decline in rents or an increased incidence of defaults under existing leases. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic upheaval have kept markets volatile. These unstable conditions could continue for a prolonged period of time. It is difficult to determine the breadth and duration of the financial market problems and the many ways in which they may affect our tenants and our business in general. A significant additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient.

Cash Flow Activities for the Six Months Ended June 30, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six months ended June 30,
	2012	2011
Operating activities	$(352)	$(510)
Investing activities	(1,887)	(565)
Financing activities	2,153	95

          Net cash flows used in operating activities improved approximately $158,000 during the six months ended June 30, 2012 as compared to the same period in 2011 ($352,000 in 2012 versus $510,000 in 2011). This decrease in operating cash outflows was primarily attributable to an increase in accounts payable – related party during the six months ended June 30, 2012 as compared to the same period in 2011.

          Net cash flows used in investing activities increased approximately $1.3 million during the six months ended June 30, 2012 as compared to the same period in 2011 ($1.9 million in 2012 versus $565,000 in 2011). This increase in investing outflows was primarily due to $1.1 million in real estate improvements spent at our Woodlake Pointe property as part of the redevelopment. In addition we have contributed $626,000 to our Cambridge & Holcombe property during 2012. The majority of these contributions were used to refinance the mortgage on this property during the second quarter of 2012.

          Net cash flows provided by financing activities increased approximately $2.1 million during the six months ended June 30, 2012 as compared to the same period in 2011 ($2.2 million in 2012 versus $95,000 in 2011). The increase was primarily attributable to a $1.3 million draw on our Woodlake Pointe construction loan to fund the redevelopment of that property. We also received $756,000 in proceeds from our notes receivable – related party during 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

          Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS

          The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: August 13, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: August 13, 2012	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Consolidated Statement of Capital for the six months ended June 30, 2012, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

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