Form 10-Q
period 2012-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2012-11-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended
September 30, 2012.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$12,445	$12,409
Buildings	14,387	13,002
Tenant improvements	2,683	337
	29,515	25,748
Less accumulated depreciation and amortization	(2,244)	(1,891)
	27,271	23,857

Investment in non-consolidated entities	9,383	9,373
Acquired lease intangibles, net	39	50
Net real estate investments	36,693	33,280

Cash and cash equivalents	133	422
Tenant and accounts receivables, net	88	210
Accounts receivable - related party	75	4
Deferred costs, net	377	308
Other assets	264	141
TOTAL ASSETS	$37,630	$34,365

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$9,829	$6,202
Notes payable - related party	3,498	2,026
Accounts payable and other liabilities	357	522
Accounts payable - related party	369	285
Acquired below-market lease intangibles, net	7	9
Security deposits	41	43
TOTAL LIABILITIES	14,101	9,087

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at September 30, 2012 and December 31, 2011, respectively	16,766	18,481
TOTAL PARTNERS’ CAPITAL	16,766	18,481

Non-controlling interests	6,763	6,797
TOTAL CAPITAL	23,529	25,278

TOTAL LIABILITIES AND CAPITAL	$37,630	$34,365

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$255	$250	$817	$703
Total revenues	255	250	817	703

Expenses:
General and administrative	27	16	69	49
General and administrative - related party	78	65	213	177
Asset management fees - related party	38	78	115	263
Property expense	133	21	386	267
Property management fees - related party	12	12	34	33
Legal and professional	45	59	206	178
Depreciation and amortization	128	139	387	411
Total operating expenses	461	390	1,410	1,378

Operating loss	(206)	(140)	(593)	(675)

Other income (expense):
Interest and other income	—	—	—	2
Interest expense	(132)	(107)	(372)	(312)
Equity in losses from non-consolidated entities	(324)	(312)	(876)	(954)
State income tax expense	(8)	(2)	(5)	(1)
Total other income (expense)	(464)	(421)	(1,253)	(1,265)

Net loss, including non-controlling interests	(670)	(561)	(1,846)	(1,940)

Net loss attributable to non-controlling interests	42	17	131	135

Net loss attributable to partners	$(628)	$(544)	$(1,715)	$(1,805)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net loss per Unit	$(316)	$(274)	$(863)	$(908)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2012
(in thousands)
(unaudited)

	Partners’ Capital		Non- Controlling Interests
	General Partner	Limited Partners
				Total
Balance at December 31, 2011	$—	$18,481	$6,797	$25,278

Net loss attributable to partners (1)	—	(1,715)	(131)	(1,846)
Contributions from non-controlling interests	—	—	97	97

Balance at September 30, 2012	$—	$16,766	$6,763	$23,529

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $17 for the period. The cumulative curative allocation since inception of the Partnership is $268. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss, including non-controlling interests	$(1,846)	$(1,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	30	45
Loss from non-consolidated entities	876	954
Depreciation and amortization	400	404
Decrease (increase) in tenant and accounts receivable	92	(11)
(Increase) decrease in accounts receivable - related party	(85)	77
Increase in deferred costs	—	(145)
Increase in other assets	(123)	(56)
Decrease in accounts payable and other liabilities	(309)	(211)
Increase in accounts payable - related party	583	600
Decrease in security deposits	(2)	(21)
Net cash used in operating activities	(384)	(304)

Cash flows from investing activities:
Improvements to real estate	(3,785)	(155)
Payments received on notes receivable	—	2
Investment in non-consolidated entities	(938)	(679)
Distributions from non-consolidated entities	94	25
Net proceeds applied to land basis	108	108
Net cash used in investing activities	(4,521)	(699)

Cash flows from financing activities:
Proceeds from notes payable	3,694	—
Payments on notes payable	(67)	(63)
Proceeds from notes payable - related party	892	—
Contributions from non-controlling interests	97	137
Net cash provided by financing activities	4,616	74

Net decrease in cash and cash equivalents	(289)	(929)
Cash and cash equivalents, beginning of period	422	1,309
Cash and cash equivalents, end of period	$133	$380

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$251	$253
Taxes	$6	—

Supplemental schedule of noncash investing and financing activities:

Capitalization of interest and accrued property taxes into the basis of our land at Woodlake Pointe	$144	$235

Reclassification from accounts payable - related party to notes payable - related party	$580	$524

Construction fees included in accounts payable	$95	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We were formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, publicly-traded Maryland corporation that has elected to be taxed as a REIT. As of September 30, 2012, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprising approximately 82,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of our Units held by our Limited Partners. Once the liquidation period commences, an orderly liquidation of all of our properties will take years for our General Partners to complete and wind up our operations.

Economic Conditions and Liquidity

          Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2012 and 2013. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) additional borrowings from our General Partner, (4) deferral of fees paid to our General Partner and its affiliates, (5) financings of unencumbered properties and (6) sales of certain of our investments in non-consolidated entities.

          AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. AmREIT is also expected to loan us approximately $600,000 during the fourth quarter of 2012 to fund a cash shortfall. This shortfall is primarily driven by the tenant improvement and leasing commissions being incurred as part of our lease-up strategy at Casa Linda. See Note 3. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $3.5 million notes payable – related party we owe to AmREIT until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Strategic Plan

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2012 and 2013. Completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in Cambridge & Holcombe, Woodlake Pointe and Woodlake Square represent our assets currently under development/redevelopment. See Note 3 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2013 or 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 1, 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          We believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners. It is possible that investors may not recover all of their original investment.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of September 30, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $34,000 and $140,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the nine months ended September 30, 2012 and 2011, we capitalized interest and property taxes in the amount of $172,000 and $235,000, respectively.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the nine months ended September 30, 2012 and 2011.

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

          We have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	September 30, 2012	December 31, 2011
Casa Linda	50%	$2,816	$3,439
Cambridge & Holcombe	50%	680	163
Shadow Creek Ranch	10%	4,272	4,433
Woodlake Square	6%	1,615	1,338
Total		$9,383	$9,373

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a seven-year mortgage loan that matures in January 2014. The loan is in the amount of $38.0 million, bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG III initiated a lease-up strategy for the property. We expect that our portion of these costs (50%) to be incurred as part of this strategy is approximately $1.5 million. As mentioned in Note 1, we expect to fund a portion of these capital improvements through additional loans from our General Partner.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. Our Cambridge & Holcombe joint venture has entered into a contract with a third party, subject to a due diligence period that expires in December 2012, for the sale of one acre of the property for $7.5 million and continues to have discussions with various developers and joint venture partners to develop the remaining one acre through a joint venture. The due diligence period for the $7.5 million sale may be extended with monthly, non-refundable escrow deposits of $25,000 for up to nine months.

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

          Woodlake Square - We own a 6% interest in AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. We account for this investment using the equity method given our ability to significantly influence the property’s operations. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of September 30, 2012, Woodlake Square had incurred approximately $6.5 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2012 and 2011, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$4,247	$3,871	$13,369	$11,594
Depreciation and amortization	(1,738)	(1,626)	(5,297)	(4,856)
Interese expense	(1,657)	(1,735)	(5,012)	(5,190)
Net loss	(930)	(1,032)	(2,084)	(3,320)

4.	NOTES PAYABLE

          Our outstanding debt as of September 30, 2012 and December 31, 2011 are as follows (in thousands).

Notes payable	September 30, 2012	December 31, 2011
Village on the Green	$5,915	$5,982
Woodlake Pointe	3,914	220
Total	$9,829	$6,202

          The Village on the Green note payable is a fixed rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. The variable rate loan bears interest at the prime rate, 3.25% at September 30, 2012, and matures in May 2018. Total costs, including tenant improvements and leasing costs, are expected to approximate the $6.7 million construction loan with completion anticipated later in 2012. During the nine months ended September 30, 2012, we drew approximately $3.7 million on our Woodlake Pointe construction loan to fund the redevelopment of that property.

          As of September 30, 2012, the weighted average remaining life of our debt was 4.5 years.

          We serve as the guarantor of debt in the amount of $39.9 million that is the primary obligation of our non-consolidated joint ventures, $8.1 million of which relates to our Cambridge & Holcombe joint venture and matures in March 2013. See Note 3. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of September 30, 2012 and December 31, 2011, the balance of our notes payable – related party was $3.5 million and $2.0 million, respectively. During the nine months ended September 30, 2012, we made the following additional borrowings: (1) $176,000 primarily to fund the payment of real estate taxes during the first quarter of 2012 (2) $580,000 primarily to fund the principal reduction and payment of accrued interest on our Cambridge & Holcombe mortgage loan during the second quarter of 2012 and (3) $136,000 for additional working capital needs and to fund capital expenditures at Casa Linda during the third quarter of 2012. Additionally, we accrued $580,000 related to the deferral of payment of fees and interest owed to our General Partner and its affiliates during the nine months ended September 30, 2012 as part of our strategy to manage cash in the near-term. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. The fair value of our variable-rate notes payable approximate their carrying value. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We believe the fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of fixed-rate notes payable was approximately $6.3 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively.

5.	CONCENTRATIONS

          As of September 30, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the nine months ended September 30, 2012 and 2011.

          The following table details the base rents generated by our top tenants during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2012	2011	2012	2011
Paesano’s	$49	$49	$148	$148
Alamo Heights Pediatrics	18	18	53	53
Rouse Dental	14	12	42	35
Café Salsita	9	9	28	27
The Mutual Fund Store	9	9	26	26
Total	$99	$97	$297	$289

6.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions –We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence distributions. See Note 1. All distributions to date have been a return of capital. During our liquidation stage (anticipated to commence in November 2013, unless extended), net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2012	2011	2012	2011
Asset management fees	$38	$78	$115	$263
Property management fees	12	12	34	33
Leasing costs	2	125	98	140
Development costs	86	—	258	—
Administrative costs reimbursements	78	65	213	177
	$216	$280	$718	$613

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $979,000 and $887,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2012 and 2011, respectively. See also Note 3 regarding investments in non-consolidated entities.

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2012 and 2011, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of September 30, 2012, our properties had an average occupancy of 88%, and the average debt leverage ratio of the properties in which we have an investment was approximately 57%, with 85% of such debt carrying a fixed rate of interest.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of our Units held by our Limited Partners. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during the balance of 2012 and 2013. Completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in Cambridge & Holcombe, Woodlake Pointe and Woodlake Square represent our assets currently under development/redevelopment. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2013 or 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 1, 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partner unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          We believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners; however, an orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Further, because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and nine months ended September 30, 2012, as compared to the same period in 2011.

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

          Revenue. Revenue remained comparable during the three months ended September 30, 2012 as compared to the same period in 2011 ($255,000 in 2012 versus $250,000 in 2011).

          Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $40,000 during the three months ended September 30, 2012 as compared to the same period in 2011 ($38,000 in 2012 versus $78,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Property expense. Property expense increased approximately $112,000 during the three months ended September 30, 2012 as compared to the same period in 2011 ($133,000 in 2012 versus $21,000 in 2011). The increase is primarily due a $94,000 property tax refund that was received at our Woodlake Pointe property during the third quarter of 2011, reducing 2011 property expense with no similar refund received during the third quarter of 2012.

          Interest Expense. Interest expense increased approximately $25,000 during the three months ended September 30, 2012 as compared to the same period in 2011 ($132,000 of interest expense in 2012 versus $107,000 in 2011). This increase in interest is primarily related to an increase in our notes payable - related party.

          Net Loss Attributable to Non-controlling Interest. Net loss from non-controlling interest increased approximately $25,000 during the three months ended September 30, 2012 as compared to the same period in 2011 ($42,000 in 2012 versus $17,000 in 2011). This amount represents the 40% interest of Woodlake Pointe that we do not own but consolidate in our financial statements. The increase in loss is attributable to a property tax refund of $94,000 received at our Woodlake Pointe property during the third quarter of 2011, reducing the 2011 property expense with no similar refund received during the third quarter of 2012.

Comparison of the Nine months Ended September 30, 2012 to the Nine months Ended September 30, 2011

          Revenue. Revenue increased approximately $114,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($817,000 in 2012 versus $703,000 in 2011). The increase is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012.

          General and Administrative – Related Party. General and Administrative – related party increased approximately $36,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($213,000 in 2012 versus $177,000 in 2011). The increase in 2012 is primarily due to the timing of performance compensation allocations from our General Partner. We expect that the performance compensation component of our overhead allocation for the year ended December 31, 2012 will be consistent with that for the year ended December 31, 2011.

          Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $148,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($115,000 in 2012 versus $263,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which has decreased between the 2011 and the 2012 periods.

          Property Expense. Property expense increased approximately $119,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($386,000 in 2012 versus $267,000 in 2011). The increase is primarily due a $94,000 property tax refund that was received during the third quarter of 2011, reducing 2011 property expense with no similar refund received during the third quarter of 2012.

          Legal and Professional. Legal and professional expense increased approximately $28,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($206,000 in 2012 versus $178,000 in 2011). The increase is due to approximately $11,000 of non-reimbursable property tax consulting fees related to property tax appraisal protests incurred during 2012 as well as approximately $18,000 in higher audit fees during 2012.

          Interest Expense. Interest expense increased approximately $60,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($372,000 of interest expense in 2012 versus $312,000 in 2011). This increase in interest is primarily related to an increase in our notes payable - related party.

          Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $78,000 during the three months ended September 30, 2012 as compared to the same period in 2011 ($876,000 in 2012 versus $954,000 in 2011). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property, which resulted in an increase to net income of $478,000 (our portion of which was $47,800). Also contributing to the decrease is the sale of a parcel of land at our Woodlake Square property that occurred during the first quarter 2012, which resulted in a gain on sale of approximately $437,000 (our portion of which was $26,000).

LIQUIDITY AND CAPITAL RESOURCES

          Cash and cash equivalents are our primary source of liquidity. As of September 30, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $133,000 and approximately $422,000, respectively.

          Our short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties.

          We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses for the Partnership indicate periods of cash shortfalls during the year ended December 31, 2012 and 2013. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) additional borrowings from our General Partner, (4) deferral of fees paid to our General Partner and its affiliates, (5) financings of unencumbered properties and (6) sales of certain of our investments in non-consolidated entities. No assurance can be given that we will be able to generate such liquidity.

          AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. AmREIT is also expected to loan us approximately $600,000 during the fourth quarter of 2012 to fund a cash shortfall. This shortfall is primarily driven by the tenant improvement and leasing commissions incurred as part of our lease-up strategy at Casa Linda. See also Note 3 to the Notes to Consolidated Financial Statements. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $3.5 million notes payable – related party we owe to AmREIT as of September 30, 2012 until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with our strategic plan and the above liquidity initiatives, we still may incur cash shortfalls, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

          Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2012 and into 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period as further described in the “Overview” section above.

Cash Flow Activities for the Nine months Ended September 30, 2012 and 2011

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Nine months ended September 30,
	2012	2011
Operating activities	$(384)	$(304)
Investing activities	(4,521)	(699)
Financing activities	4,616	74

          Net cash flows used in operating activities increased approximately $80,000 during the nine months ended September 30, 2012 as compared to the same period in 2011 ($384,000 in 2012 versus $304,000 in 2011). This increase in operating cash outflows was primarily attributable to the timing of cash receipts and payments on accounts receivable – related party and accounts payable – related party during the nine months ended September 30, 2012 as compared to the same period in 2011.

          Net cash flows used in investing activities increased approximately $3.8 million during the nine months ended September 30, 2012 as compared to the same period in 2011 ($4.5 million in 2012 versus $699,000 in 2011). This increase in investing outflows was primarily due to $3.7 million in real estate improvements spent at our Woodlake Pointe property as part of its redevelopment.

          Net cash flows provided by financing activities increased approximately $4.5 million during the nine months ended September 30, 2012 as compared to the same period in 2011 ($4.6 million in 2012 versus $74,000 in 2011). The increase was primarily attributable to approximately $3.7 million in construction draws on our Woodlake Pointe construction loan to fund the redevelopment of that property, and approximately $892,000 loaned to us from our General Partner.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any non-routine pending legal proceeding, nor are we aware of any legal proceeding that a government authority is contemplating against us.

ITEM 1A.	RISK FACTORS.

          None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.	MINE SAFETY DISCLOSURES.

          Not applicable.

ITEM 5.	OTHER INFORMATION.

          None.

ITEM 6.	EXHIBITS

          The exhibits listed on the accompanying Exhibit Index are filed, furnished, or incorporated by reference (as stated therein) as part of this Quarterly Report.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: November 13, 2012	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: November 13, 2012	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2012 (unaudited) and 2011, (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2012 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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