Form 10-K
period 2012-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2013-03-28
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes ☐    No ☒

As of March 28, 2013, the Registrant had 1,991 Units of Limited Partnership Interest outstanding. There is no established trading market for such Units.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

                    In this Annual Report, all references to “we,” “our,” the “Partnership,” “MIG IV” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures.

                    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

                    Forward-looking statements that were true at the time made involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

ii

DEFINITIONS

                    As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG IV,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ITEM	DEFINITION

ADA	Americans with Disabilities Act of 1990.

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2012.

AOCI	Accumulated Other Comprehensive Income.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

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

Texas Margin Tax

The tax charged to companies conducting business in Texas. It is computed by applying the applicable tax rate (1% for us) to the profit margin, which is determined for us as total revenue less a 30% standard deduction.

Units	Limited partnership units.

iii

PART I

ITEM 1.          BUSINESS.

BACKGROUND

                    We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. We commenced our principal operations on December 8, 2006 when we met the required minimum $1.0 million in our Offering and issued 40 initial Units. We closed the Offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We invested substantially all of the net proceeds of the Offering in real properties.

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

                    Our General Partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships or similar investment funds, formed for the purpose of investing in properties during its 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds, if in the best interest of the Limited Partners. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2012, 2011, and 2010, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2012, our properties had an average occupancy of 91%, and the average leverage ratio of the properties in which we have an investment was approximately 58%, with 84% of such debt carrying a fixed rate of interest.

OUR PORTFOLIO AND JOINT VENTURES

                    We wholly-own one property, we have a controlling interest (60%) in one property, and have non-controlling investments in four additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Five of the properties are multi-tenant retail properties and the sixth property consists of vacant land for development. Our five multi-tenant retail properties comprise approximately 1,268,000 square feet of GLA. See “Item 2. Properties” for a more detailed description of our investments in properties.

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

                    Our current joint venture investments contain the following features:

•

our right either to approve significant decisions of the joint venture or to influence operations of the joint venture, subject to the right of the joint venture partner to approve sales or refinancing;

•

the total compensation paid by us and the joint venture to our General Partner and its affiliates in connection with a joint venture will not exceed the compensation that would be permissible under our limited partnership agreement if we owned 100% of the joint venture;

•

no duplication of joint venture costs and expenses or of costs and expenses relating to the joint venture business, including organization and syndication expenses, acquisition and development costs; and

•

any purchase, sale or financing transactions between the joint venture partner and our General Partner or its affiliates must be on terms that are commercially reasonable and comparable to those relating to transactions between unrelated parties.

OUR INVESTMENT OBJECTIVES

                    We believe that the retail real estate market is likely to remain at depressed levels during 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio in anticipation of the liquidation period that is scheduled to commence in November 2013. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the potential value and return on these properties upon sale. Our investments in Cambridge & Holcombe and Woodlake Pointe represent our assets currently under development and redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with continued and disciplined management of our operating properties, we will generate sufficient liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely occur during the liquidation phase as we begin to sell our real estate assets. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months, or even longer, to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be depressed, and accordingly attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider many factors including, but not limited to the potential appreciation of the property value as well as the timing of cash flows. During the liquidation period, we expect to distribute the net proceeds, if any, generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Limited Partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 2013, we may seek to postpone liquidation if we feel it is in the best interests of our Limited Partners at that time.

                     Operating Period - Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of the majority of Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met as outlined in our strategy above.

                    Liquidation Period - At the end of our operating period, if not extended, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it will likely take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation of our portfolio on our behalf as described above, it shall forfeit its $800,000 investment in our Units. In connection with the sale of a property, we may take purchase money obligations secured by a mortgage on the property as partial payment, thereby delaying any distribution of sale proceeds to our Limited Partners over the term to maturity of such obligations. The terms of payment to be accorded by us will be affected by custom in the area in which the property is located and the then-prevailing economic conditions.

                    As the sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For properties we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both we and AmREIT, at our own cost and expense, will appoint a real estate appraiser with at least five years full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed will be the sole appraiser and will determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

Liquidity Challenges

                    We face significant liquidity challenges in implementing our strategic plan and investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2013. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls for the remainder of 2013 through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) obtaining funds through additional borrowings from our General Partner (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments, including our anticipated sale of a single tenant building and portion of land at our Woodlake Pointe property. See also Note 11 in the Notes to Consolidated Financial Statements.

                    We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements to support a refinance of the property’s $38.0 million mortgage loan that matures January 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

                    On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (60%) is approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed above) and for working capital needs.

                    There is no guarantee that we and our joint ventures will be successful with some or all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to meet our operating needs.

                    AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees, interest on amounts owed to AmREIT and reimbursement of certain of AmREIT’s general and administrative costs. AmREIT has agreed that it will not require us to repay the $3.7 million notes payable due to AmREIT until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and continued deferral of payment is subject to its continued ability to do so.

                    Additionally, we may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage loan owed by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. Pursuant to the sales contract, the third party has deposited $325,000 into a non-refundable escrow account. The third party has the ability to extend closing the sale for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussions with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. We expect that the proceeds from the sale should be sufficient to pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unencumbered.

                    The above steps may not be sufficient to meet all of our cash flow needs, and we could incur individual setbacks and possibly significant losses. Deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause us not to have enough cash to meet our current plans, which could further negatively impact our future financial condition or results of operations. Notwithstanding the strategic plan and the liquidity initiatives described above, we still may incur cash shortfalls if we are required to perform under certain guarantees of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or the forced to sale of one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

                    Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall weakness in economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Furthermore, the uncertainty surrounding the rapidly increasing national debt of the United States and continuing global economic uncertainty have kept markets volatile. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

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

GOVERNMENTAL REGULATIONS

                    Our properties and the tenants of our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes, underground and aboveground storage tanks, local fire safety requirements, and local land use and zoning regulations. For example, some of our tenants handle regulated substances or wastes as part of their operations on our properties. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws or health and safety laws, including increasing liability for noncompliance or requiring significant unanticipated expenditures. We are not presently aware of any instances of material non-compliance with environmental laws or health and safety laws at our properties, and we believe that we have all permits and approvals necessary under current law to operate our properties.

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

                    Some of our properties are adjacent to or near other properties used for industrial or commercial purposes or that have contained or currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. Releases from these nearby properties could impact our properties. In addition, certain of our properties are currently used, have been used, and may be used in the future by others, including former owners or tenants of our properties, for commercial or industrial activities, such as gas stations and dry cleaners, that may release petroleum products or other hazardous or toxic substances at our properties or to surrounding properties.

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

•

Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to AmREIT and other real estate programs sponsored by AmREIT. As such, the time that they can devote to our affairs is limited.

•

Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•

Conflicts of interest could arise in connection with any interests of our General Partner may have in a particular property, including any interests our General Partner may have as an affiliate of AmREIT in connection with any sale of a property to AmREIT.

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

                    Management expects to manage the above conflicts by actively monitoring opportunities and resources to determine the most appropriate course of action under the circumstances. Additionally, in the event our General Partner or its affiliates receive compensation from us for any additional services performed on our behalf, such services will only be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location. Such services may include, but are not limited to, leasing coordination fees, construction and construction management fees, including in connection with renovation and remodeling, and tax appeal fees. The fees for such services, if provided by affiliates, will be separately itemized and retained in our records.

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

                    None.

ITEM 2.          PROPERTIES.

Corporate Office

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

Real Estate Investment Properties

                    During the period from October 10, 2006 (inception) through December 31, 2012, we have acquired interests in six properties. We wholly-own one property, we have a controlling interest (60%) in one property and have non-controlling investments in four properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and will invest, and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

                    As of December 31, 2012, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Leased (1)		Annualized Base Rent (2)

Consolidated Properties
Village on the Green	San Antonio,TX	100%	36,306	92%		$676,000
Woodlake Pointe (3)	Houston,TX	60%	127,120	100%		1,044,000
Total consolidated properties			163,426	98	%(6)	1,720,000

Joint Venture Properties (4)
Casa Linda	Dallas, TX	50%	324,569	79%		3,305,000
Cambridge & Holcombe(5)	Houston,TX	50%	-	0%		-
Shadow Creek Ranch	Houston,TX	10%	619,209	95%		7,741,000
Woodlake Square	Houston,TX	6%	160,761	88%		2,150,000
Total joint venture properties			1,104,539	89	%(6)	13,196,000

Total Properties			1,267,965	91	%(6)	$14,916,000

(1)	Percent leased is calculated as (i) GLA under commenced leases as of December 31, 2012, divided by (ii) total GLA, expressed as a percentage.
(2)

Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012 by (ii) 12. Annualized base rent represents base rents in place on leases with rent having commenced as of December 31, 2012 and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	As of December 31, 2012, a portion of this property was occupied by a tenant with a temporary lease.
(4)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(5)	Property is vacant land and is planned for development.
(6)	Represents weighted average percent leased.

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

                    Operating Properties - Our operating properties consist primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. Of our six properties in which we own an interest, Casa Linda, Shadow Creek Ranch, Woodlake Square and Village on the Green are operating. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

                    Development and Redevelopment Properties - We have also invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. As of December 31, 2012, our Cambridge & Holcombe and Woodlake Pointe properties were under development and redevelopment, respectively.

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

                    Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each project also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors. The construction manager will be an employee of ARIC in the event that ARIC is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

                    Net Leases - We typically enter into net leases with our tenants. “Net leases” are leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to base rent. Our leases do not contain material tenant concessions or rent abatements. Since each lease is an individually negotiated contract between us or the joint venture and the tenant, each contract will have different obligations for both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property, and we have limited ability to revise the terms of leases for those tenants. We have acquired and may in the future acquire properties under which the lease terms have partially run. We evaluate the lease term risk based on criteria such as whether the property is in an attractive location, is difficult to replace or has other significant favorable real estate attributes. Some of our leases contain provisions that increase the amount of base rent payable at points during the lease term and/or provide for percentage rent that can be calculated by a number of factors. Our leases generally require that each tenant obtain, at its own expense, property insurance naming the above parties as an insured party for fire and other casualty losses in an amount that generally equals the full replacement value of such property. Our tenants are generally required to obtain our General Partner’s approval of all such insurance.

Description of Our Wholly-Owned Property

                    Village on the Green

                    On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased the Village on the Green property, a 36,306 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. The property has a 10-year mortgage loan in the amount of $6.2 million that bears an annual interest rate of 5.52% that matures in April 2017. As of December 31, 2012, major tenants of the Village on the Green property included Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics and Rouse Dental Office.

Description of Our Joint Venture Properties

                    Woodlake Pointe

                    On November 21, 2007, through a joint venture arrangement with MIG III and ARIC, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square-foot retail shopping center located in Houston, Texas. The property was purchased from an unaffiliated third party. In May 2008, the joint venture acquired a tract of land adjacent to the Woodlake Pointe property. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. As a result of our 60% ownership interest, we consolidate AmREIT Westheimer Gessner, LP into our results of operations. Our affiliates, MIG III and ARIC, own the remaining 40% interest in AmREIT Westheimer Gessner, LP.

                    During November 2011, Woodlake Pointe obtained a $6.7 million construction loan to fund its redevelopment. As of December 31, 2012, Woodlake Pointe had incurred approximately $5.7 million in redevelopment costs, including tenant improvements and leasing costs. Because this property was under redevelopment, and the tenant of the original shopping center was temporarily occupying the premises, we recorded rental income from the original shopping center as a reduction to the basis of the asset. In October 2012, the redevelopment of a new 45,000 square foot building was complete and opened for business. On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (60%) is approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed below) and for working capital needs.

                    Casa Linda Plaza

                    On December 8, 2006, through a joint venture arrangement with an affiliate of our General Partner, MIG III, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas. Our joint venture partner owns the remaining 50% interest in the joint venture. The property was purchased from an unaffiliated third-party. The property is secured by a $38.0 million, seven-year mortgage loan that matures January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG III initiated a lease-up strategy that includes certain tenant build-out and site improvements to support a refinance of the property’s mortgage. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

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

                    In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the above transaction, we consolidated the property, and we recorded an impairment of approximately $618,000, which has been recorded as impairment in our consolidated statements of operations for the year ended December 31, 2010. Subsequent to the above transaction, we retained a 6% interest in the joint venture. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million), and the $23.8 million loan on the property was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower under a $20.9 million loan. We, along with our affiliate, MIG III are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we no longer have a controlling financial interest in the property, and we deconsolidated this property as of the date of the transaction and began accounting for this investmentunder the equity method of accounting.

                    Redevelopment of the property began in July 2010 and was completed in April 2011. As of December 31, 2012, VIF II/AmREIT Woodlake L.P had incurred approximately $6.8 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. The property was 88% leased at December 31, 2012. Randall’s, the largest tenant, signed a new lease in January 2010 that expires in 2036. Additional tenants include Walgreen’s, Jos. A. Bank Clothiers and Ragin Cajun. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

                    Cambridge Holcombe

                    On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. The property was purchased from an unaffiliated third party. We are in the initial stages of planning this property’s development. An impairment test was performed during 2010, and we recorded an impairment of approximately $2.6 million on this investment. Our portion of the impairment was recorded as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the $8.1 million mortgage loan owed by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. Pursuant to the sales contract, the third party has deposited $325,000 into a non-refundable escrow account. The third party has the ability to extend closing the sale for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussions with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. We expect that the proceeds from the sale should be sufficient to pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unencumbered.

                    Shadow Creek Ranch

                    On February 29, 2008, through a joint venture arrangement with an unaffiliated third party and certain AmREIT affiliates, we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. Our joint venture partners own the other 90% interest in the venture. The property was purchased from an unaffiliated third party. We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund our investment in the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48% until its maturity in March 2015. As of December 31, 2012, the outstanding balance of the loan was $63.4 million.

                    The development of the Shadow Creek Ranch shopping center was completed in the first quarter of 2008. Approximately 6,000 square feet of land remains to be developed into pad sites next to the shopping center. The major tenants of the Shadow Creek Ranch property include H-E-B, a regional grocer, as the largest tenant occupying 150,615 square feet, with Burlington Coat Factory, Academy Sports & Outdoors, Ashley Furniture and Hobby Lobby as other large tenants.

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

                    The following table shows the tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2012, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Property	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Casa Linda
Albertson’s	Grocery	59,561	18%	2016
Woodlake Square
Randall’s Food & Drug	Grocery	59,230	37	2036
Woodlake Pointe
Urban Rug Company	Furniture Retail	82,120	65	2013
LA Fitness(1)	Health & Fitness	45,000	35	2028
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	24	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Burlington Coat Factory	Clothing Retail	70,437	11	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2014
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

(1)	The sale of this poperty is expected to close in the second quarter of 2013.

Lease Expirations

                   The following table shows lease expirations for our two consolidated properties as of December 31, 2012, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent
2013 (2)	6	86,766	$239,000	14%
2014	4	12,428	273,000	16
2015	3	7,508	141,000	8
2016	5	8,970	167,000	10
2017-2022	-	-	-	0
Thereafter	1	45,000	900,000	52
Totals	19	160,672	$1,720,000	100%

(1)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012, by (ii) 12.
(2)	Includes the expiration of a temporary lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe.

                    The following table shows lease expirations for our four non-consolidated properties as of December 31, 2012, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	Annualized Base Rent (1)	Percentage of Total Annualized Base Rent
2013	23	57,600	$748,000	5%
2014	13	31,217	737,000	6
2015	20	51,755	1,126,000	9
2016	17	100,048	1,034,000	8
2017	14	36,561	650,000	5
2018	12	36,238	931,000	7
2019	7	46,124	780,000	5
2020	4	16,111	313,000	2
2021	6	40,959	603,000	5
2022	13	247,515	2,862,000	22
Thereafter	17	324,267	3,412,000	26
Totals	146	988,395	$13,196,000	100%

(1)	Annualized base rent is calculated by multiplying (i) monthly base rent as of December 31, 2012, by (ii) 12.

ITEM 3.          LEGAL PROCEEDINGS.

                    In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any material pending legal proceeding, nor are we aware of any proceeding that a governmental authority is contemplating against us.

ITEM 4.          MINE SAFETY DISCLOSURES.

                    Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 28, 2013, we had 1,991 Units outstanding, held by 813 Limited Partners.

                    There is no established public trading market for our Units. As of December 31, 2012, none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. We have not agreed to register under the Securities Act for sale by Limited Partners, and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on March 31, 2008.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 20 partnerships, or similar investment funds, formed for the purpose of investing in properties during its 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2012, 2011, and 2010, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2012, our properties had an average occupancy of 91%, and the average debt leverage ratio of the properties in which we have an investment was approximately 58%, with 84% of such debt carrying a fixed rate of interest.

Our Portfolio and Joint Ventures

                    As of December 31, 2012, we directly owned one property comprising 36,000 square feet of GLA, have a controlling interest in one property comprising 127,000 square feet of GLA, and owned joint venture interests in four additional properties comprising 1,105,000 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES

                    Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors, which could affect the ongoing viability of our tenants. Management believes the most critical accounting policies in this regard are revenue recognition, regular evaluation of whether the value of a real estate asset has been impaired, accounting for the investment in real estate assets and accounting for the investment in non-consolidated entities. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience as well as various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates, perhaps in material adverse ways, and those estimates could be different under different assumptions or conditions.

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

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 11 years for site improvements and over the life of the respective leases for tenant improvements. The determination of useful lives requires judgment and includes significant estimates which management reassesses as circumstances warrant. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. As a result of this change in estimate, depreciation expense was $6.2 million higher in 2010 during the period in which we consolidated the Woodlake Square property than it otherwise would have been.

Investment in Non-Consolidated Entities

                    As of December 31, 2012, we had ownership interests in five real estate properties through ownership interests in joint ventures. Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in four of the five joint ventures. Accordingly, our joint venture interests in these four properties are reported under the equity method. Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed under “Revenue Recognition” above; however, we record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis in equity in losses from non-consolidated entities on our consolidated statements of operations.

                    We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. No impairment charges were recognized during the years ended December 31, 2012 and December 31, 2011. As discussed in Note 4 to the Notes to Consolidated Financial Statements, our joint venture that owns the Cambridge Holcombe property recorded an impairment during the year ended December 31, 2010. Our portion of such impairment was approximately $2.6 million and was recorded in equity in losses from non-consolidated subsidiaries.

RESULTS OF OPERATIONS

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

                    Scheduled Lease Expirations - During 2013, 53% of the total square footage of our two consolidated properties is scheduled to expire (94.6% of which is related to the expiration of a temporary lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe which is under redevelopment), and 5.2% of the total square footage of our non-consolidated properties is scheduled to expire. Our leasing strategy for 2013 focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

                    Revenue. Revenue increased approximately $337,000 for the year ended December 31, 2012 as compared to 2011 ($1.3 million in 2012 versus $931,000 in 2011). The increase is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012 and additional rental income from a new single tenant at our Woodlake Pointe property that opened for business during the fourth quarter of 2012.

                    Asset Management Fees – Related Party. Asset management fees – related party decreased approximately $186,000 for the year ended December 31, 2012 as compared to 2011 ($154,000 in 2012 versus $340,000 in 2011). Our asset management fees are calculated based upon the net value of our assets, which decreased between the 2011 and the 2012 periods.

                    Property Expense. Property expense increased $101,000 for the year ended December 31, 2012 as compared to 2011 ($524,000 in 2012 versus $423,000 in 2011). The increase is primarily due a $94,000 property tax refund that was received during the third quarter of 2011, reducing 2011 property expense with no similar refund received during 2012.

                    Interest Expense. Interest expense increased approximately $120,000 for the year ended December 31, 2012 as compared to 2011 ($543,000 in 2012 versus $423,000 in 2011). This increase in interest is primarily related to an increase in our notes payable – related party and our construction loan related to our Woodlake Pointe property.

                    Equity in Losses From Non-Consolidated Entities. Loss from non-consolidated entities decreased approximately $243,000 for the year ended December 31, 2012 as compared to 2011 ($1.1 million in 2012 versus $1.3 million in 2011). The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property, which resulted in an increase to net income of $926,000 (our portion of which was $93,000). Also contributing to the decrease is the sale of a parcel of land at our Woodlake Square property that occurred during the first quarter 2012, which resulted in a gain on sale of approximately $437,000 (our portion of which was $26,000).

                    Net Loss Attributable to Non-controlling Interests. Net loss attributable to non-controlling interests decreased approximately $119,000 for the year ended December 31, 2012 as compared to 2011 ($100,000 in 2012 versus $219,000 in 2011). The decrease is primarily due to additional income received from a new tenant at our Woodlake Pointe property that opened for business during the further quarter of 2012.

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

                    Depreciation and Amortization Expense. Depreciation and amortization expense decreased approximately $7.1 million for the year ended December 31, 2011 as compared to 2010 ($543,000 in 2011 versus $7.7 million in 2010). The decrease is primarily due to the sale of 90% interest and related deconsolidation of Woodlake Square in July 2010. The year ended December 31, 2010 includes depreciation expense of $7.0 million recorded by Woodlake Square prior to its deconsolidation, whereas our 6% share of the property’s earnings after deconsolidation was recorded through the equity in loss from non-consolidated entities during 2011.

                    Impairment. As discussed further in Note 11 of the Notes to Consolidated Financial Statements, we recorded a $618,000 impairment on our investment in Woodlake Square in July 2010 with no impairment during 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

                    As of December 31, 2012 and December 31, 2011, our cash and cash equivalents totaled approximately $129,000 and approximately $422,000, respectively.

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

                    We face significant liquidity challenges in implementing our strategic plan and investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2013. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls for the remainder of 2013 through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) obtaining funds through additional borrowings from our General Partner (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments, including our anticipated sale of a single tenant building and portion of land at our Woodlake Pointe property. See also Note 11 in the Notes to Consolidated Financial Statements.

                    We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements to support a refinance of the property’s $38.0 million mortgage loan that matures January 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

                    On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (60%) is approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed above) and for working capital needs.

                    There is no guarantee that we and our joint ventures will be successful with some or all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to meet our operating needs.

                    AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees, interest on amounts owed to AmREIT and reimbursement of certain of AmREIT’s general and administrative costs. AmREIT has agreed that it will not require us to repay the $3.7 million notes payable due to AmREIT until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and continued deferral of payment is subject to its continued ability to do so.

                    Even with the above, we may still incur individual setbacks and significant losses. Additionally, we may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage held by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. The third party has $325,000 held in escrow that is non-recoverable; however, has the ability to extend the contract for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussions with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. The anticipated proceeds from the sale will pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unencumbered.

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

Our Historical Cash Flows

	2012	2011
Operating activities	$(394)	$(548)
Investing activities	(6,826)	(495)
Financing activities	6,927	156

                    Operating Activities - During the year ended December 31, 2012, net cash flows used in operating activities decreased $154,000 as compared to 2011 ($394,000 used in operating activities in 2012 compared to $548,000 used in 2011). This decrease in operating cash outflows was primarily attributable to a reduction in operating losses.

                   Investing Activities - Net cash flows used in investing activities increased approximately $6.3 million during the year ended December 31, 2012 as compared to 2011 ($6.8 million of net cash flows used in investing activities in 2012 versus $495,000 in 2011). This increase in investing outflows was primarily due to $6.1 million in real estate improvements at our Woodlake Pointe property as part of its redevelopment.

                   Financing Activities - Net cash flows provided by financing activities increased approximately $6.8 million during the year ended December 31, 2012 as compared to 2011 ($6.9 million in 2012 versus $156,000 in 2011). The increase was primarily attributable to approximately $6.0 million in construction draws on our Woodlake Pointe construction loan to fund the redevelopment of that property, and approximately $892,000 loaned to us by our General Partner.

Future Contractual Obligations

                    As of December 31, 2012, we had the following contractual long-term mortgage debt obligations (see also Note 6 to our accompanying consolidated financial statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled Payments by year	Principal	Loan maturities	Interest (1)	Total payments
2013	$96	$-	$530	$626
2014	102	-	525	627
2015	108	-	519	627
2016	113	-	513	626
2017	30	5,443	304	5,777
Thereafter	-	6,248	68	6,316
Total	$449	$11,691	$2,459	$14,599

(1)	Interest expense includes our interest obligations as of December 31, 2012 and does not assume the refinancing of any maturing debt.

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

Off-Balance Sheet Arrangements

                    As of December 31, 2012, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

                    We also serve as the guarantor of debt in the amount of $39.8 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $3.6 million related to our Cambridge & Holcombe joint venture that matures in March 2013. See Note 4 of the Notes to Consolidated Financial Statements for a further discussion of the joint venture’s plans to repay this debt. The remaining debt for which we serve as guarantor matures in 2014 and 2015.

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

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2012. Based on that evaluation, our General Partner’s CEO and CFO concluded, that as of December 31, 2012, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION.

                    None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.

                    We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of AmREIT and its affiliates to perform services for us. Our limited partnership agreement provides that we will continue until December 31, 2026, unless sooner terminated. As we have no directors and are managed by our General Partner, we have no standing audit, nominating, or compensation committees.

                    The following table sets forth certain information regarding the officers and director of our General Partner, all of whom are officers of AmREIT and expected to make a significant contribution to us.

Name	Age	Position
H. Kerr Taylor	62	Chairman, President and Chief Executive Officer
Chad C. Braun	40	Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	43	Managing Vice President – Finance

                    H. Kerr Taylor serves as our General Partner’s President, Chief Executive Officer and Director, and has served in this capacity since the formation of the Partnership. He is the founder of AmREIT and serves as its Chairman of the Board, Chief Executive Officer and President. Mr. Taylor has guided the growth of AmREIT and its predecessors for over 29 years. His primary responsibilities include overseeing strategic initiatives as well as building, mentoring and leading AmREIT’s team of professionals. Mr. Taylor has over 33 years of experience within the real estate industry, and has participated in over 300 transactions involving brokerage, development and management of premier real estate projects. He attended Trinity University, graduating with a Bachelor of Arts degree and then attended Southern Methodist University where he received his Masters Degree in Business Administration. Mr. Taylor also attended law school at South Texas College of Law where he received his Doctor of Jurisprudence. Mr. Taylor is chairman of the board of Pathways for Little Feet and serves as a board member of Life House, Inc., Uptown District and as an Elder of First Presbyterian Church. Mr. Taylor is a lifetime member of the International Council of Shopping Centers and Urban Land Institute and is a member of the Texas Bar Association.

                    Mr. Taylor was selected and is qualified to serve as the sole director or our General Partner because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

                    Chad C. Braun serves as our General Partner’s Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary, and has served in this capacity since the formation of the Partnership. He also serves in this same position for AmREIT. Mr. Braun is responsible for corporate finance, equity capital markets, debt structuring and placement, investor relations, accounting, SEC reporting, and he oversees investment sponsorship and product creation. Mr. Braun has over 18 years of accounting, financial and real estate experience, and prior to joining AmREIT in 1999, he served as a manager in the real estate advisory services group at Ernst & Young LLP. He has provided extensive consulting and audit services, including financial statement audits, portfolio acquisition and disposition, portfolio management, merger integration and process improvement, financial analysis and capital markets and restructuring transactions, to a number of real estate investment trusts and private real estate companies. Mr. Braun graduated from Hardin Simmons University with a Bachelor of Business Administration degree in accounting and finance and subsequently earned the CPA designation and his Series 63, 7, 24 and 27 securities licenses. He is a member of the National Association of Real Estate Investment Trusts and the Texas Society of Certified Public Accountants.

                    Brett P. Treadwell serves as our General Partner’s Managing Vice President — Finance and has served in this capacity since the formation of the Partnership. He also serves in this position for AmREIT. Within AmREIT he is responsible for leading AmREIT’s financial reporting team as well as assisting in establishing and executing AmREIT’s strategic financial initiatives. He oversees our filings with the SEC, our periodic internal reporting to management and our compliance with the Sarbanes-Oxley Act of 2002. Mr. Treadwell has over 20 years of accounting and financial experience and prior to joining AmREIT in 2004, he served as a senior manager with Arthur Andersen LLP and with PricewaterhouseCoopers, LLP. He has provided extensive audit services, regularly dealt with both debt and equity offerings for publicly traded and privately owned clients in various industries and has strong experience with SEC reporting and registration statements and offerings. Mr. Treadwell graduated Magna Cum Laude from Baylor University with a Bachelor of Business Administration and subsequently earned the CPA designation.

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2012, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2012.

Code of Ethics

                    We have not adopted a Code of Ethics because we are managed by our General Partner, and therefore, have no officers or employees to whom a Code of Ethics would apply.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns 32 Units. None of the officers of our General Partner owns any of our Units.

                    As of March 28, 2013, there were 1,991 Units issued and outstanding owned by 813 investors.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $1.2 million and $1.2 million in property management, construction management and leasing fees to one of our affiliated entities for the fiscal year ended December 31, 2012 and 2011, respectively.

For the year ended December 31,
Type and Recipient	Determination of Amount	2012	2011

Asset Management Fee - General Partner

A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.

		$ 153,552	$ 340,333

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	No amounts have been paid

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

		No amounts have been paid	No amounts have been paid

For the year ended December 31,
Type and Recipient	Determination of Amount	2012	2011

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

		$ 238,790	$ 192,874

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our notes payable- related party.	$ 152,285	$ 81,183

Reimbursement of Operating Expenses - General Partner

We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.

		$ 284,711	$ 283,597

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	No amounts have been paid	No amounts have been paid

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

Joint Ventures with Affiliates

                    As of December 31, 2012, we had entered into four joint ventures with our affiliates.

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

                    In November 2007, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, a joint venture that owns Woodlake Pointe, a multi-tenant retail property located in Houston, Texas. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value. As a result of our 60% ownership interest, we consolidate AmREIT Westheimer Gessner, LP into our results of operations. In May 2008, the joint venture acquired an additional tract of land adjacent to Woodlake Pointe property. Our affiliates, MIG III and ARIC, own the remaining 40% interest in AmREIT Westheimer Gessner, LP.

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

Loans from Affiliates

                    As of December 31, 2012 and 2011, we had $3.7 million and $2.0 million, respectively, that was owed to AmREIT in notes payable – related party. See also Note 6 of the Notes to Consolidated Financial Statements. We borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

                    KPMG LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2012. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2012 and December 31, 2011.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and December 31, 2011 totaled $138,500 and $129,050, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2012 and 2011.

Audit Committee’s Pre-Approval Policies and Procedures

                    The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2012 and 2011, respectively.

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

10.1

Promissory Note, dated December 8, 2006, between AmREIT Casa Linda, LP and Morgan Stanley Mortgage Capital, Inc. (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008)

10.2

Construction Loan Agreement by and between AmREIT Woodlake Pointe I, LP, as Borrower and Prosperity Bank, as Lender, dated November 18, 2011 (incorporated herein by reference from Exhibit 10.1 to the Partnership’s Current Report filed on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011).

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

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

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
Date: March 28, 2013

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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income & Growth Fund IV, L.P.:

          We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 28, 2013

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	December 31, 2012	December 31, 2011

ASSETS
Real estate investments at cost:
Land	$12,613	$12,409
Buildings	14,483	13,002
Tenant improvements	4,678	337
	31,774	25,748
Less accumulated depreciation and amortization	(2,408)	(1,891)
	29,366	23,857

Investment in non-consolidated entities	9,222	9,373
Acquired lease intangibles, net	35	50
Net real estate investments	38,623	33,280

Cash and cash equivalents	129	422
Tenant and accounts receivables, net	295	210
Accounts receivable - related party	75	4
Deferred costs, net	576	308
Other assets	138	141
TOTAL ASSETS	$39,836	$34,365

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$12,140	$6,202
Notes payable - related party	3,658	2,026
Accounts payable and other liabilities	459	522
Accounts payable - related party	405	285
Acquired below-market lease intangibles, net	6	9
Security deposits	41	43
TOTAL LIABILITIES	16,709	9,087

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 Units outstanding at December 31, 2012 and December 31, 2011, respectively	16,333	18,481
TOTAL PARTNERS’ CAPITAL	16,333	18,481

Non-controlling interests	6,794	6,797
TOTAL CAPITAL	23,127	25,278

TOTAL LIABILITIES AND CAPITAL	$39,836	$34,365

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011 and 2010
(in thousands, except for per Unit data)

	2012	2011	2010

Revenues:
Rental income from operating leases	$1,268	$931	$2,496
Total revenues	1,268	931	2,496

Expenses:
General and administrative	93	70	85
General and administrative - related party	285	284	320
Asset management fees - related party	154	340	430
Property expense	524	423	987
Property management fees - related party	45	44	90
Legal and professional	237	246	223
Depreciation and amortization	565	543	7,652
Total operating expenses	1,903	1,950	9,787

Operating loss	(635)	(1,019)	(7,291)

Other income (expense):
Impairment	-	-	(618)
Interest and other income	-	2	4
Interest expense	(543)	(423)	(854)
Equity in losses from non-consolidated entities	(1,063)	(1,306)	(3,591)
State income tax (expense) benefit	(7)	4	(16)
Total other income (expense)	(1,613)	(1,723)	(5,075)

Net loss, including non-controlling interests	(2,248)	(2,742)	(12,366)

Net loss attributable to non-controlling interests	100	219	3,077

Net loss attributable to partners	$(2,148)	$(2,523)	$(9,289)

Weighted average Units outstanding	1,988	1,988	1,988
Net loss per Unit	$(1,080)	$(1,269)	$(4,673)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’CAPITAL
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	AOCI Gain (Loss)	Non- Controlling Interests	Total
Balance at December 31, 2009	$-	$30,293	$(263)	$10,471	$40,501

Net loss attributable to partners (1)	-	(9,289)	-	(3,077)	(12,366)
Distributions	-	-	-	-	-
Contributions from non-controlling interests	-	-	-	249	249
Distributions to non-controlling interests	-	-	-	(764)	(764)
Decrease in fair value of derivative liability	-	-	523	-	523
Reclassification of gain into income	-	-	(260)	-	(260)

Balance at December 31, 2010	$-	$21,004	-	$6,879	$27,883

Net loss attributable to partners (1)	-	(2,523)	-	(219)	(2,742)
Contributions from non-controlling interests	-	-	-	137	137

Balance at December 31, 2011	$-	$18,481	-	$6,797	$25,278

Net loss attributable to partners (1)	-	(2,148)	-	(100)	(2,248)
Contributions from non-controlling interests	-	-	-	97	97

Balance at December 31, 2012	$-	$16,333	-	$6,794	$23,127

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $21, $25, and $93 for the 2012, 2011 and 2010 periods The cumulative curative allocation since inception of the Partnership is $273. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010

Cash flows from operating activities:
Net loss, including non-controlling interests	$(2,248)	$(2,742)	$(12,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment	-	-	618
Bad debt expense	30	31	89
Loss from non-consolidated entities	1,063	1,306	3,591
Depreciation and amortization	579	539	7,483
Realized gain on derivative	-	-	(260)
Decrease (increase) in tenant and accounts receivable	(115)	41	(274)
(Increase) decrease in accounts receivable - related party	(95)	75	(139)
Increase in deferred costs	-	(155)	(87)
Increase in other assets	3	58	(98)
Decrease in accounts payable and other liabilities	(411)	(321)	(784)
Increase in accounts payable - related party	802	649	704
Decrease in security deposits	(2)	(29)	17
Net cash used in operating activities	(394)	(548)	(1,506)

Cash flows from investing activities:
Improvements to real estate	(6,111)	(160)	(344)
Payments received on notes receivable	-	2	8
Payments received on notes receivable - related party	-	-	82
Investment in non-consolidated entities	(1,002)	(722)	(1,266)
Distributions from non-consolidated entities	143	146	280
Net proceeds from sale of interest in an investment property	-	-	3,448
Net proceeds applied to land basis	144	239	135
Net cash (used in) provided by investing activities	(6,826)	(495)	2,343

Cash flows from financing activities:
Proceeds from notes payable	6,028	220	-
Payments on notes payable	(90)	(85)	(82)
Proceeds from notes payable - related party	892	-	800
Payments on notes payable - related party	-	-	(200)
Loan acquisition costs	-	(116)	-
Contributions from non-controlling interests	97	137	249
Distributions to non-controlling interests	-	-	(764)
Net cash provided by financing activities	6,927	156	3

Net decrease in cash and cash equivalents	(293)	(887)	840
Cash and cash equivalents, beginning of period	422	1,309	469
Cash and cash equivalents, end of period	$129	$422	1,309

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$333	$337	$997
Taxes	$6	$-	$40

Supplemental schedule of noncash investing and financing activities:

Capitalization of interest and accrued property taxes into the basis of our land at Woodlake Pointe	$348	$267	$297

Reclassification from accounts payable - related party to notes payable - related party	$740	$735	$461

Reclassification from accounts receivable - related party to Investment in non-consolidated entities.	$-	$15	$9

Construction fees included in accounts payable	$82	$127	$-

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We were formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. The General Partner maintains its principal place of business in Houston, Texas. We commenced our principal operations on December 8, 2006 when we met the required minimum $1.0 million in our Offering and issued 40 initial Units. We closed the Offering on March 31, 2008 when we had received $49.7 million from the sale of 1,991 Units. We invested substantially all of the net proceeds of the Offering in real properties.

          As of December 31, 2012, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, one property in which we own a controlling interest (60%) comprising approximately 127,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation period commencement date); however, the operating period may be extended to November 15, 2015 with the consent of the majority of Units held by our Limited Partners. During our operating period, our General Partner intends to hold our properties until such time as a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met as outlined in our strategy discussed below.

          At the end of our operating period, if not extended, our General Partner will in good faith actively market for sale all of our properties other than those in the development or redevelopment stage and commence an orderly Partnership liquidation. Properties in the development or redevelopment stage at the end of the operating period will be marketed for sale upon completion. Once our General Partner has marketed for sale all of our properties, it will likely take months or years for our General Partner to sell all of our properties and wind up our operations. If our General Partner does not take all commercially reasonable efforts to diligently pursue the portfolio sale and liquidation of our portfolio on our behalf as described above, it shall forfeit its $800,000 investment in our Units.

Liquidity Challenges

          We face significant liquidity challenges in implementing our strategic plan and investment strategy. Projected cash sources (including cash on hand) and uses for cash indicate periods of cash shortfalls during the year ended December 31, 2013. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls for the remainder of 2013 through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) obtaining funds through additional borrowings from AmREIT (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments including our anticipated sale of a single tenant building and portion of land at our Woodlake Pointe property. See also Note 11.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements to support a refinance of the property’s $38.0 million mortgage loan that matures January 2014. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012.

          On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (60%) is approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy (discussed above) and for working capital needs.

          There is no guarantee that we and our joint ventures will be successful with some or all of the above liquidity initiatives and we may continue to look to AmREIT to provide additional financial support to meet our operating needs.

          AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees, interest on amounts owed to AmREIT and reimbursement of certain of AmREIT’s general and administrative costs. We borrowed an additional $860,000 from AmREIT during the first quarter of 2013 to fund a cash shortfall. This shortfall is primarily driven by the payment of property taxes, along with the tenant improvements and leasing commissions being incurred as part of our lease-up strategy at Casa Linda. See Note 4. AmREIT has agreed that it will not require us to repay the $3.7 million notes payable due to AmREIT until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and deferral of payment is subject to its continued ability to do so.

          Even with the above, we may have liquidity demands based upon our requirement to perform under guarantees of certain of our joint ventures to the extent they are unable to fully satisfy certain guaranteed debts. During 2011, the $8.1 million mortgage loan owed by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. Pursuant to the sales contract, the third party has deposited $325,000 into a non-refundable escrow account. The third party has the ability to extend closing the sale for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussion with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. We expect that the proceeds from the sale should be sufficient to pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unencumbered.

Strategic Plan

          We believe that the retail real estate market is likely to remain at depressed levels during 2013 when compared to pre-recession levels; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio in anticipation of the liquidation period that is scheduled to commence in November 2013. The components of this strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects, including their lease-up and stabilization, will allow us to maximize the potential value and return on these properties upon sale. Our investments in Cambridge & Holcombe and Woodlake Pointe represent our assets currently under development and redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with continued and disciplined management of our operating properties, we will generate sufficient liquidity that could allow us to re-commence distributions to our Limited Partners; however, this will most likely occur during the liquidation phase as we begin to sell our real estate assets. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

•

Sell our properties opportunistically, likely beginning in 2014, after the market has had a chance to recover. Once a property is marketed for sale, it may take several months, or even longer, to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be depressed, and accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider many factors including, but not limited to the potential appreciation of the property value as well as the timing of cash flows. During the liquidation period, we expect to distribute the net proceeds, if any, generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the potential value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment. We currently do not expect to distribute net sales proceeds or any net cash flows from operations to our Limited Partners until we enter the liquidation phase. If the real estate market has not sufficiently recovered prior to our liquidation period commencement date of November 2013, we may seek to postpone liquidation if our General Partner believes it is in the best interests of our Limited Partners at that time.

          Additionally, the above steps may not be sufficient to meet all of our cash flow needs, and we could incur individual setbacks and possibly significant losses. Deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause us not to have enough cash to meet our current plans, which could further negatively impact our future financial condition or results of operations. Notwithstanding the strategic plan and the liquidity initiatives described above, we still may incur cash shortfalls if we are required to perform under certain guarantees of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or the forced to sale of one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. See Note 4. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2012, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2012 and December 31, 2011, our allowance for uncollectible accounts related to our tenant receivables was $32,000 and $140,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the years ended December 31, 2012, 2011 and 2010, interest and property taxes in the amount of $348,000, $267,000, and $297,000, respectively, were capitalized on properties under development or redevelopment.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings, up to 11 years for site improvements and over the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. During 2010, we re-evaluated the useful lives of certain buildings within our Woodlake Square retail center as a result of our decision to redevelop the property and demolish certain buildings. As a result of this change in estimate, depreciation expense was $6.2 million higher in 2010 during the period in which we consolidated the Woodlake Square property than it otherwise would have been.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. As further discussed in Note 11, we recorded impairments on our Woodlake Square and Cambridge & Holcombe properties in 2010.

Deferred Costs

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the unamortized costs will be expensed. Accumulated amortization related to loan acquisition costs totaled $39,000 and $16,000 as of December 31, 2012 and 2011, respectively. Accumulated amortization related to leasing costs totaled $57,000 and $34,000 as of December 31, 2012 and 2011, respectively.

Income Taxes

          No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2012, 2011 and 2010 we recorded $7,000, ($4,000) and $16,000, respectively for margin tax expense (benefit).

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

          Recurring Fair Value Measurements and Financial Instruments – Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes payable, notes payable – related party, accounts payable and other liabilities and accounts payable – related party. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. See Note 6 for fair value disclosures of our notes payable.

          In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We estimated the market rate for our fixed-rate debt to be approximately 3.6%, and we estimated that our variable-rate debt fair value approximates its carrying value as of December 31, 2012, respectively. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2012 and 2011, the carrying value of debt obligations associated with our consolidated entities was approximately $12.1 million and $6.2 million, respectively, with an estimated fair value of $12.6 million and $6.7 million, respectively.

         Non-Recurring Fair Value Measurements, Impairment – We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. As further discussed in Note 11, we recorded impairments on our Woodlake Square and Cambridge Holcombe properties during the year ended December 31, 2010. We did not record any impairments for the years ended December 31, 2012 and 2011. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

Interest

          Interest is charged to interest expense as it accrues.

Segments

          We determined that we have one reportable segment with activities related to investing in real estate. Our investments in real estate generate rental revenue and other income through the leasing of multi-tenant retail properties, which comprised 100% of our total consolidated revenues for all periods presented. We evaluate operating performance on an individual property level. However, as all of our properties have similar economic characteristics, tenants, products and services, our properties have been aggregated into one reportable segment.

Subsequent Events

          Except as disclosed in Note 6 related to $860,000 in additional loans obtained from AmREIT and in Note 11 related to the sale of a portion of the land and a single tenant building at our Woodlake Pointe property, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	OPERATING LEASES

          Our operating leases range from one month to twenty-five years and generally include one or more five year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2012 is as follows (in thousands):

2013	$1,379
2014	1,421
2015	1,161
2016	1,000
2017	900
Thereafter	9,147
$15,008

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $398,000, $258,000 and $606,000 during the years ended December 31, 2012, 2011 and 2010, respectively.

4.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          We have investments in four non-consolidated entities through which we own an interest in four properties that we report under the equity method of accounting due to our ability to exercise significant influence over them.

Investment	Ownership	December 31, 2012	December 31, 2011
Casa Linda	50%	$2,707	$3,439
Cambridge & Holcombe	50%	675	163
Shadow Creek Ranch	10%	4,214	4,433
Woodlake Square	6%	1,626	1,338
Total		$9,222	$9,373

         Casa Linda - In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a $38.0 million, seven-year mortgage loan that matures January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG III initiated a lease-up strategy that includes certain tenant build-out and site improvements to support a refinance of the property’s mortgage. The joint venture has made progress with signing new leases, but additional improvements and vacancy lease-up are needed. The joint venture will likely require a one-year extension of the loan to complete this strategy so that we can later accomplish a long-term refinance of the property. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful in obtaining the extension. We do not guarantee this debt and our risk of loss is limited to our investment balance in the Casa Linda joint venture of $2.7 million as of December 31, 2012. We expect that our portion of these costs (50% to be incurred as part of this strategy is approximately $1.5 million. We expect to fund our capital requirements from proceeds received from the sale of a portion of the land and a single tenant building at Woodlake Pointe as further described below.

         Cambridge & Holcombe - In December 2007, we acquired a 50% interest in Cambridge & Holcombe, LP which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. During 2010, we recorded an impairment of approximately $2.6 million on this investment which has been recorded our share of an impairment loss at the property level as a component of equity in losses from non-consolidated subsidiaries in our consolidated statements of operations. During 2011, the joint venture the $8.1 million mortgage loan owed by our Cambridge & Holcombe joint venture matured unpaid. During 2011, we executed a forbearance agreement with the lender, which extended the maturity of the note and deferred a portion of the interest payments through March 27, 2012. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. Pursuant to the sales contract, the third party has deposited $325,000 into a non-refundable escrow account. The third party has the ability to extend closing the sale for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussions with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. We expect proceeds from the sale should be sufficient to pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unencumbered.

         Shadow Creek Ranch - In February 2008, we acquired a 10% interest in Shadow Creek Holding Company LLC which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 624,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%). We used proceeds from the Offering and obtained a 7-year mortgage loan from Metropolitan Life Insurance Company to fund our investment in the Shadow Creek Ranch property. The loan was in the amount of $65.0 million and bears an annual interest rate of 5.48% until its maturity in March 2015. As of December 31, 2012 and 2011, the amount owed under the loan was $63.4 million and $64.3 million, respectively. We guarantee up to $20.0 million of the loan balance.

         Woodlake Square - Between June 2008 and July 2010, we owned a 60% interest in AmREIT Woodlake, LP (Woodlake LP) which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 206,000 square feet. As further discussed in Note 11, we and our affiliated entities sold a 90% interest in Woodlake LP to a third-party institutional partner. We ultimately retained a net 6% interest in the new property owner (“VIF II/AmREIT Woodlake, LP”) through our 60% controlling interest in the managing member of the new property owner, and the remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%), an affiliated AmREIT entity.

          Redevelopment of the property began in July 2010 and was completed in April 2011. As of December 31, 2012, VIF II/AmREIT Woodlake L.P had incurred approximately $6.8 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, the joint venture sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity in losses from non-consolidated entities on our consolidated statement of operations.

          Combined condensed financial information for our non-consolidated entities as of December 31, 2012 and 2011 (at 100%) is summarized as follows:

	As of December 31,
Combined balance sheets (in thousands)	2012	2011

Assets
Property, net	$174,089	$181,120
Cash	2,428	3,806
Other assets	22,788	20,554
Total assets	$199,305	$205,480

Liabilities and partners’ capital
Notes payable	$124,858	$131,288
Other liabilities	12,705	12,710
Partners’ capital	61,742	61,482
Total liabilities and partners’ capital	$199,305	$205,480

MIG IV share of net assets	$9,222	$9,373

	Years ended December 31,
Combined Statements of Operations (in thousands)	2012	2011	2010

Revenues
Total revenues	$17,787	$15,714	$13,920

Expenses
Depreciation and amortization	7,040	6,684	6,117
Interest	6,660	6,922	6,295
Other	6,519	6,572	9,869
Total expenses	$20,219	$20,178	$22,281

Net Loss	$(2,432)	$(4,464)	$(8,361)

MIG IV share of net loss	$(1,063)	$(1,306)	$(3,591)

5.	ACQUIRED LEASE INTANGIBLES

           We have identified and recorded the value of acquired lease intangibles at the property acquisition date. Such intangibles include the value of acquired in-place leases and above and below market leases. Acquired lease intangible assets (in-place leases and above-market leases) are amortized over the leases’ remaining terms, which range from one year to seven years. Acquired lease intangible liabilities (below-market leases) are accreted over the leases’ remaining non-cancelable lease term, plus any fixed-rate renewal options, if any, which range from one year to seven years. The amortization of above-market leases is recorded as a reduction of rental income, and the amortization of in-place leases is recorded to amortization expense.

           Acquired in-place lease and above and below market lease values and their respective accumulated amortization as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Acquired lease intangible assets:
In-place leases	$546	$574
In-place leases - accumulated amortization	(511)	(524)
Above-market leases	13	13
Above-market leases - accumulated amortization	(13)	(13)
Acquired lease intangibles, net	$35	$50

Acquired lease intangible liabilities:
Below-market leases	$(106)	$(118)
Below-market leases - accumulated accretion	100	109
Acquired below-market lease intangibles, net	$(6)	$(9)

          The table below details our acquired lease intangible activity for the years ended December 31, 2012 and 2011, respectively (in thousands):

	Years Ended December 31,
	2012	2011	2010
Acquired lease intangible assets:

Disposals of in-place leases	$(28)	$(93)	$(4,000)
Amortization of in-place leases	(15)	(30)	(332)
Disposals of accumulated amortization of in-place leases	28	93	3,000
Disposals of above-market leases	-	-	(179)
Amortization of above-market leases	-	-	(21)

Disposals of accumulated amortization of above-market leases	-	-	112

Acquired lease intangible liabilities:

Accretion of below-market leases	$3	$9	$233
Disposals of below-market leases	12	32	2,400

Disposals of accumulated amortization of below-market leases	(12)	(32)	(1,100)

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next five years are as follows (in thousands):

Scheduled amortization by year	Amortization expense (in-place leases)	Rental income (above and below-market leases)
2013	$15	$(3)
2014	15	(3)
2015	5	-
2016 and thereafter	-	-
Totals	$35	$(6)

6.	NOTES PAYABLE

          Our outstanding debt due to unrelated third parties at December 31, 2012 consisted of a fixed-rate mortgage loan of $5.9 million secured by the Village on the Green property and a variable-rate $6.2 million construction loan secured by our Woodlake Pointe property. As of December 31, 2012, the weighted-average remaining life of such debt is 4.3 years.

          As of December 31, 2012, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2013	$96	$-	$96
2014	102	-	102
2015	108	-	108
2016	113	-	113
2017	30	5,443	5,473
Thereafter	-	6,248	6,248
Total	$449	$11,691	$12,140

          The Village on the Green note payable is a fixed rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. The variable rate loan bears interest at the prime rate, 3.25% at December 31, 2012, and matures in May 2018.

          We serve as the guarantor of debt in the amount of $39.8 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $3.6 million that relates to our Cambridge & Holcombe joint venture that matures in March 2013. See Note 4 for a further discussion of the joint venture’s plans to repay this debt. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of December 31, 2012 and 2011, the balance of our notes payable – related party was $3.7 million and $2.0 million, respectively. During 2012, we made the following additional borrowings: (1) $176,000 primarily to fund the payment of real estate taxes during the first quarter of 2012 (2) $580,000 primarily to fund the principal reduction and payment of accrued interest on our Cambridge & Holcombe mortgage loan during the second quarter of 2012 and (3) $136,000 for additional working capital needs and to fund capital expenditures at Casa Linda during the third quarter of 2012. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property. During the first quarter of 2013, we borrowed an additional $860,000 primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

          We use derivative instruments primarily to manage exposures to interest rate risks. In order to manage the volatility relating to interest rate risk, we may enter into interest rate swaps from time to time. We do not use derivative financial instruments for trading or speculative purposes. The impact of derivative accounting is immaterial to our consolidated financial statements. GAAP requires that changes in fair value of derivatives that qualify as cash flow hedges be recognized in OCI while the ineffective portion of the derivative’s change in fair value be recognized in the statement of operations as interest expense. Upon the settlement of a hedge, gains and losses associated with the transaction are recorded in OCI and amortized over the underlying term of the hedge transaction. We assess, both at inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged items. In assessing the fair value of the hedge, we use standard market conventions and techniques such as discounted cash flow analysis, option pricing models and termination costs at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

          In December 2007, Woodlake Square entered into an interest rate swap with a notional amount of $23.8 million and a fixed rate of 5.465% to hedge the interest rate risk on the $23.8 million variable-rate loan that was placed in conjunction with the 2007 acquisition of the Woodlake Square shopping center. The swap settled monthly with an amount paid to or received from our counterparty upon settlement being recorded as an adjustment to interest expense. We designated our interest rate swap as a hedge for financial reporting purposes. Accordingly, gains or losses resulting from changes in the value of our derivatives have been recorded as an adjustment to our partners’ capital through AOCI. In conjunction with the refinancing of the underlying mortgage during 2010, we terminated this hedge. Accordingly, we reclassified into earnings the gain that had been deferred in accumulated other comprehensive income to appropriately offset the earnings impact of the remaining hedged forecasted interest payments and recognized the remainder as a result of the fact that some of the hedged forecasted transactions were probable not to occur. As such, we recorded $260,000 as a reduction of interest expense in July 2010. For the years ended December 31, 2012, 2011 and 2010, we paid $0, $0 and $461,000, respectively, related to this swap which is included in interest expense.

8.	CONCENTRATIONS

          As of December 31, 2012 and December 31, 2011, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the years ended December 31, 2012, 2011 and 2010.

          The following table details the base rents generated by our top five tenants during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year ended December 31,
Tenant	2012	2011	2010
Paesano’s	$197	$197	$197
Alamo Heights Pediatrics	71	71	71
Rouse Dental	56	51	47
Café Salsita	38	37	36
The Mutual Fund Store	35	35	37
Totals	$397	$391	$388

9.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2012, 2011 and 2010:

Type of service	Service Description & Compensation	2012	2011	2010
Asset Management	A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.	$153,552	$340,333	$430,407

Acquisition	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	-	-	-

Type of service	Service Description & Compensation	2012	2011	2010
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

		258,300	-	-

Property Management and Leasing	Property management fees not to exceed 4% of the gross revenues (including, without limitation, base rent, percentage rent and expense reimbursement) received from multi-tenant or multi-pad properties, for providing management, operating, maintenance and other services required to maintain a property. Leasing fees not to exceed 4% of base rent on a lease renewal and not to exceed 6% of base rent on an initial lease; provided, however, on leases of over 10,000 square feet, leasing commissions may be paid on the basis of square footage, not to exceed $6.00 per square foot.	238,790	192,874	157,436

Brokerage	A fee not to exceed 6% of the sales price on co-brokered transactions and not to exceed 4% of the sales price on individually brokered transactions. Additionally, our General Partner and its affiliates will not be paid real estate brokerage commissions on the sale of a property if the property being sold has not generated an annual return of at least 8.5% per annum on the equity contributed to such property.	-	-

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 for a discussion of our notes payable- related party.	152,285	81,183	54,032

Reimbursement of Operating Expenses	We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.	284,711	283,597	319,909

Total		$1,087,638	$897,987	$961,784

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid a total of $1.2 million, $1.2 million, and $978,000 in property management and leasing fees to one of our affiliated entities for the years ended December 31, 2012, 2011 and 2010, respectively. See also Note 4 regarding investments in non-consolidated entities.

11.	REAL ESTATE DISPOSITIONS

          Woodlake Pointe - On March 15, 2013, our Woodlake Pointe joint venture entered into a letter of intent to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.2 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the second quarter of 2013, and our portion of the net cash proceeds (60%) is approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          Woodlake Square - In July 2010, we and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, entered into a joint venture agreement with a third party on our Woodlake Square property. As part of this transaction, we and our affiliates sold 90% of our interest in the property and retained a 10% ownership interest, which carries a promoted interest in cash flows once an 11.65% preferred return threshold is met on the project. Prior to the transaction, we owned a 60% interest in the property, and we own a 6% interest, post-transaction. We recorded an impairment of approximately $618,000 on the transaction which has been recorded as impairment in our consolidated statements of operations for the year ended December 31, 2010. The sale generated cash proceeds of approximately $3.4 million (our share was approximately $2.0 million). We, our affiliated partners, and our third party joint venture partner are responsible for funding our pro rata amount of the redevelopment costs on the project, which are currently estimated to be approximately $8.3 million. As part of the transaction, the $23.8 million loan on the property was paid in full at closing. The new entity in which we now own a 6% interest, VIF II/AmREIT Woodlake L.P., is the borrower on a $20.9 million loan, which has a 3-year term with two one-year extension options, provided certain conditions are met. We, along with our affiliate, MIG III, are joint and several repayment guarantors on the loan. As a result of our reduced ownership interest and decision-making ability, we deconsolidated this property as of the date of the transaction and began accounting for the property under the equity method of accounting.

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

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2012

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances

Woodlake Pointe	7,617,318	8,845,089	6,478,305	13,461,533	9,479,179	22,940,712	(1,382,261)	11/21/2007	5,891,317
Village on the Green	5,468,698	3,133,574	231,206	5,699,904	3,133,574	8,833,478	(1,026,080)	3/25/2008	6,248,480

Total	$13,086,016	$11,978,663	$6,709,511	$19,161,437	$12,612,753	$31,774,190	$(2,408,341)		$12,139,797

Activity within real estate and accumulated depreciation during the three years ended December 31, 2012 are as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2009	$63,498,624	$3,418,532
Acquisitions / additions	501,756	-
Disposals	(38,396,880)	(9,234,155)
Depreciation expense	-	7,261,838
Balance at December 31, 2010	$25,603,500	$1,446,215
Acquisitions / additions	359,965	-
Disposals	(215,505)	(37,295)
Depreciation expense	-	482,158
Balance at December 31, 2011	$25,747,960	$1,891,078
Acquisitions/additions	6,032,271	-
Disposals	(6,040)	(6,040)
Depreciation expense	-	523,303
Balance at December 31, 2012	$31,774,190	$2,408,341

S-1