Form 10-Q
period 2013-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2013-05-15
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

DEFINITIONS

          As used in this Quarterly Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG IV,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,490	$12,613
Buildings	12,923	14,483
Tenant improvements	338	4,678
	20,751	31,774
Less accumulated depreciation and amortization	(2,482)	(2,408)
	18,269	29,366

Real estate held for sale, net	11,814	—
Investment in non-consolidated entities	9,115	9,222
Acquired lease intangibles, net	31	35
Net real estate investments	39,229	38,623

Cash and cash equivalents	422	129
Tenant and accounts receivable, net	426	295
Accounts receivable - related party	272	75
Deferred costs, net	150	576
Other assets	226	138
TOTAL ASSETS	$40,725	$39,836

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,867	$12,140
Notes payable, held for sale	6,708	—
Notes payable - related party	4,650	3,658
Accounts payable and other liabilities	360	459
Accounts payable - related party	291	405
Acquired below-market lease intangibles, net	6	6
Security deposits	41	41
TOTAL LIABILITIES	17,923	16,709

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at March 31, 2013, and December 31, 2012, respectively	15,914	16,333
TOTAL PARTNERS’ CAPITAL	15,914	16,333

Non-controlling interests	6,888	6,794
TOTAL CAPITAL	22,802	23,127

TOTAL LIABILITIES AND CAPITAL	$40,725	$39,836

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Rental income from operating leases	$252	$318
Total revenues	252	318

Expenses:
General and administrative	22	17
General and administrative - related party	64	69
Asset management fees - related party	38	38
Property expense	113	164
Property management fees - related party	11	11
Legal and professional	57	97
Depreciation and amortization	129	131
Total operating expenses	434	527

Operating loss	(182)	(209)

Other expense:
Interest expense	(112)	(112)
Equity in losses from non-consolidated entities	(200)	(238)
State income tax expense	(2)	(2)
Total other expense	(314)	(352)

Loss before discontinued operations	(496)	(561)

Income (loss) from discontinued operations	25	(12)

Net loss, including non-controlling interests	(471)	(573)

Net loss attributable to non-controlling interests	52	43

Net loss attributable to partners	$(419)	$(530)

Weighted average Units outstanding	1,988	1,988
Net loss per Unit	$(211)	$(267)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2013
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non - Controlling Interests	Total
Balance at December 31, 2012	$—	$16,333	$6,794	$23,127

Net loss attributable to partners (1)	—	(419)	(52)	(471)
Contributions from non-controlling interests	—	—	146	146

Balance at March 31, 2013	$—	$15,914	$6,888	$22,802

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $4 for the three months ended March 31, 2013. The cumulative curative allocation since inception of the Partnership is $276. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss, including non-controlling interests	$(471)	$(573)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1	38
Loss from non-consolidated entities	200	238
Depreciation and amortization	230	134
Decrease (increase) in tenant and accounts receivable	(132)	103
Increase in accounts receivable - related party	(217)	(10)
Increase in other assets	(87)	(61)
Decrease in accounts payable and other liabilities	(149)	(402)
Increase in accounts payable - related party	23	211
Net cash used in operating activities	(602)	(322)

Cash flows from investing activities:
Improvements to real estate	(504)	(211)
Investment in non-consolidated entities	(128)	(325)
Distributions from non-consolidated entities	50	—
Net proceeds applied to land basis	36	36
Net cash used in investing activities	(546)	(500)

Cash flows from financing activities:
Proceeds from notes payable	460	203
Payments on notes payable	(25)	(23)
Proceeds from notes payable - related party	860	176
Contributions from non-controlling interests	146	97
Net cash provided by financing activities	1,441	453

Net increase (decrease) in cash and cash equivalents	293	(369)
Cash and cash equivalents, beginning of period	129	422
Cash and cash equivalents, end of period	$422	$53

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$132	$83

Supplemental schedule of noncash investing and financing activities:

Capitalization of interest and accrued property taxes into the basis of our land at Woodlake Pointe	$49	$48

Reclassification from accounts payable - related party to notes payable - related party	$132	$137

Construction fees included in accounts payable	$15	$113

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We were formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities traded on the NYSE and that has elected to be taxed as a REIT. As of March 31, 2013, our investments included a wholly-owned property comprising approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprising approximately 127,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of Units held by our Limited Partners. Once the liquidation period commences, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations.

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

          We face significant liquidity challenges in implementing our investment strategy. Projected cash sources (including cash on hand) and uses indicate periods of cash shortfalls during the year ended December 31, 2013. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) obtaining funds through additional borrowings from our General Partner, (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments, including our anticipated sale of a single tenant building and portion of land at our Woodlake Pointe property. See also Note 3.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38.0 million mortgage on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds (60%) will be approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. However, we expect that the approximately $3.1 million in net proceeds from the anticipated sale of the single tenant building at our Woodlake Pointe property will provide us with sufficient liquidity in order to execute our strategy in the short term. See Note 3. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $4.7 million notes payable – related party until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Strategic Plan

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in Cambridge & Holcombe, Woodlake Pointe and Woodlake Square represent our assets currently under development/redevelopment. See Note 4 for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. As we begin to sell our real estate assets, if the real estate market has not sufficiently recovered prior to our liquidation commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

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

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls if we are required to perform under certain guarantees (see Note 4) of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of March 31, 2013 and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $32,000.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the three months ended March 31, 2013 and 2012, we capitalized interest and property taxes in the amount of $49,000 and $48,000, respectively.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2013 and 2012.

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

Subsequent Events

          Other than the agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property as disclosed in Note 3 below, we did not have any material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

          On April 5, 2013, our Woodlake Pointe joint venture entered a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, subject to customary closing conditions, and our portion of the net cash proceeds (60%) is expected to be approximately $3.1 million. We plan to use the expected proceeds from the sale to fund the Casa Linda lease-up strategy (see Note 4) and for working capital needs.

          We have presented the land and single tenant building with a carrying value of $11.8 million and related notes payable of $6.7 million separately as assets held for sale and liabilities held for sale, respectively at March 31, 2013. Additionally, we have presented the operating results of these assets held for sale as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

     A summary of our discontinued operations for the periods presented is detailed below:

	Three months ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$286	$—
Total revenues	286	—

Expenses:
Property expense	91	—
Legal and professional	10	7
Depreciation and amortization	94	—
Total operating expenses	195	7

Operating income (loss)	91	(7)

Other expense:
Interest expense	(64)	(5)
Margin tax expense	(2)	—
Total other expense	(66)	(5)

(Income) loss before discontinued operations	$25	$(12)

4.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          We have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	March 31, 2013	December 31, 2012
Casa Linda	50%	$2,566	$2,707
Cambridge & Holcombe	50%	753	675
Shadow Creek Ranch	10%	4,146	4,214
Woodlake Square	6%	1,650	1,626
Total		$9,115	$9,222

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a $38.0 million, seven-year mortgage loan that matures January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG III initiated a lease-up strategy that includes certain tenant build-out and site improvements The joint venture will likely require a one-year extension of the loan and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property. We expect that our portion (50%) of the costs to be incurred as part of the lease-up is approximately $1.5 million. We expect to fund our capital requirements from proceeds received from the sale of a portion of the land and a single tenant building at Woodlake Pointe.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest, which has expired. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture has entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. Pursuant to the sales contract, the third party has deposited $325,000 into a non-refundable escrow account. The third party has the ability to extend closing the sale for up to an additional nine months with a $25,000 non-refundable payment for each month they extend. Based on preliminary discussions with the lender, we expect to extend the loan until September 2014 with the assignment of the aforementioned sales contract as additional security and a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. We expect proceeds from the sale to be sufficient to pay off the loan in full and leave the remaining acre on the Cambridge & Holcombe site unemcumbered.

          Shadow Creek Ranch - We own a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 613,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%). The property is secured by a loan in the amount of $65.0 million at an annual interest rate of 5.48% until its maturity in March 2015.

          Woodlake Square - We own a 6% interest in AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of March 31, 2013, Woodlake Square had incurred approximately $6.8 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain (approximately $26,000) is included in our equity in losses from non-consolidated entities on our consolidated statement of operations for the three months ended March 31, 2012.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2013 and 2012, as follows (in thousands):

	Three months ended March 31,
	2013	2012
Revenue	$4,689	$4,768
Depreciation and amortization	(1,717)	(1,840)
Interest expense	(1,635)	(1,698)
Net loss	(509)	(397)

5.	NOTES PAYABLE

          Our outstanding debt as of March 31, 2013 and December 31, 2012 are as follows (in thousands).

Notes payable	March 31, 2013	December 31, 2012
Village on the Green	$5,867	$5,891
Woodlake Pointe - held for sale	6,708	6,249
Total	$12,575	$12,140

          The Village on the Green note payable is a fixed rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. The variable rate loan bears interest at the prime rate, 3.25% at March 31, 2013, and matures in May 2018. We expect to repay this note with the proceeds from the sale of the single tenant building at our Woodlake Pointe property. See Note 3.

          As of March 31, 2013, the weighted average remaining life of our debt was 4.0 years.

          We serve as the guarantor of debt in the amount of $39.8 million that is the primary obligation of our non-consolidated joint ventures, $3.6 million of which relates to our Cambridge & Holcombe joint venture that matured on March 27, 2013. The Cambridge & Holcombe debt has matured and remains unpaid; however, we are in preliminary discussions with a lender for a loan extension. See Note 4. The remaining debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of March 31, 2013 and December 31, 2012, the balance of our notes payable – related party was $4.7 million and $3.7 million, respectively. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. The fair value of our variable-rate notes payable approximate their carrying value. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of fixed-rate notes payable was approximately $6.4 million and $6.3 million at March 31, 2013 and December 31, 2012, respectively.

6.	CONCENTRATIONS

          As of March 31, 2013 and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three months ended March 31, 2013 and 2012.

          The following table details the base rents generated by our top tenants during the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
Tenant	2013	2012
LA Fitness (1)	$239	$—
Paesano’s	54	54
Alamo Heights Pediatrics	18	18
Rouse Dental Office	14	14
Café Salsita	9	9
Total	$334	$95

(1) Rental income from this tenant will cease with the anticipated sale of land and the single tenant building at our Woodlake Pointe property. See Note 3.

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
Type of service	2013	2012
Asset management fees	$38	$38
Property management fees	11	11
Leasing costs	1	95
Development costs	15	86
Administrative costs reimbursements	64	69
	$129	$299

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $209,000 and $485,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2013 and 2012, respectively. See also Note 4 regarding investments in non-consolidated entities.

9.	COMMITMENTS AND CONTINGENCIES

          Litigation- In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and the Partnership undertakes no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities traded on the NYSE and that has elected to be taxed as a REIT. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement.

          As of March 31, 2013 our consolidated investments include one wholly-owned property and one majority owned property comprising approximately 163,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprising approximately 1.1 million square feet of GLA. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2013 and 2012, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of March 31, 2013, our properties had an average occupancy of 92%, and the average debt leverage ratio of the properties in which we have an investment was approximately 59%, with 83% of such debt carrying a fixed rate of interest.

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

          Our General Partner believes that the retail real estate market is likely to remain depressed throughout 2013; however, it is difficult to determine the breadth and duration of the unfavorable financial conditions and how such conditions may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects during 2013. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investments in Cambridge & Holcombe, Woodlake Pointe and Woodlake Square represent our assets currently under development/redevelopment. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of redevelopment plans at each of these properties.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that upon stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, we will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. As we begin to sell our real estate assets, if the real estate market has not sufficiently recovered prior to our liquidation commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

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

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2013, as compared to the same period in 2012.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

          Revenue. Revenue decreased approximately $66,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($252,000 in 2013 versus $318,000 in 2012). The decrease is primarily due to a favorable resolution of common area maintenance recoveries received during the first quarter of 2012 related to a period prior to 2012.

          Property expense. Property expense decreased approximately $51,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($113,000 in 2013 versus $164,000 in 2012). The decrease is primarily due to a decrease in bad debt expense of approximately $39,000 and a decrease in property tax consulting fees of approximately $12,000.

          Legal and professional expense. Legal and professional expense decreased approximately $40,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($57,000 in 2013 versus $97,000 in 2012). The decrease is due to lower tax preparation expense of approximately $21,000 and a decrease of professional fee expense of approximately $19,000 primarily related to higher fees paid during 2012 for collection of tenant receivables compared to the current period.

          Equity in losses from non-consolidated entities. Equity in losses from non-consolidated entities decreased approximately $38,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($200,000 in 2013 versus $238,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to an increase in operating income from our Casa Linda investment.

          Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $37,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($25,000 income in 2013 versus a loss of $12,000 in 2012). The decrease in loss is due to rental income from the commencement of the LA Fitness lease in 2013.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2013 and December 31, 2012, our cash and cash equivalents totaled approximately $422,000 and approximately $129,000, respectively.

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

          We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses indicate periods of cash shortfalls during the year ended December 31, 2013 and 2014. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) additional borrowings from our General Partner, (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments including our anticipated sale of a single tenant building and portion of land at our Woodlake Pointe property. See also Note 3 of the Notes to Consolidated Financial Statements.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38.0 million mortgage on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds (60%) will be approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. However, we expect that the approximately $3.1 million in net proceeds from the anticipated sale of our single tenant building at our Woodlake Pointe property will provide us with sufficient liquidity in order to execute our strategy in the short term. See also Note 3 to the Notes to Consolidated Financial Statements. In the event we are able to generate cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $4.7 million notes payable – related party as of March 31, 2013, until a date subsequent to January 1, 2014, if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with our strategic plan and the above liquidity initiatives, we still may incur cash shortfalls, if we are required to perform under certain guarantees of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy is still experiencing weakness from the past economic recession, which resulted in increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Our General Partner believes that the retail real estate market is likely to remain depressed for most of 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period as further described in the “Overview” section above.

Cash Flow Activities for the Three months Ended March 31, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three months ended March 31,
	2013	2012
Operating activities	$(602)	$(322)
Investing activities	(546)	(500)
Financing activities	1,441	453

          Net cash flows used in operating activities increased approximately $280,000 during the three months ended March 31, 2013 as compared to the same period in 2012 ($602,000 in 2013 versus $322,000 in 2012). The increase in operating cash outflows was primarily attributable to lower collections of tenant accounts receivable of approximately $235,000 and additional payments of accounts payable of approximately $188,000 partially offset by a decrease in net loss for the period.

          Net cash flows used in investing activities increased approximately $46,000 during the three months ended March 31, 2013, as compared to the same period in 2012 ($546,000 in 2013 versus $500,000 in 2012). The increase in investing outflows was primarily due an increase in real estate improvements of approximately $300,000 spent at our Woodlake Pointe property partially offset by approximately $197,000 of lower investments in our nonconsolidated subsidiaries.

          Net cash flows provided by financing activities increased approximately $988,000 during the three months ended March 31, 2013, as compared to the same period in 2012 ($1.4 million in 2013 versus $453,000 in 2012). The increase was primarily attributable to increased borrowings from our General Partner of approximately $684,000 and increased construction draws on our Woodlake Pointe construction loan of approximately $257,000 to fund the redevelopment of that property.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: May 15, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: May 15, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2013, (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 (unaudited) and 2012, (iii) the Consolidated Statement of Capital for the three months ended March 31, 2013 (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

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