Form 10-Q
period 2013-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2013-08-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,529	$12,613
Buildings	12,923	14,483
Tenant improvements	335	4,678
	20,787	31,774
Less accumulated depreciation and amortization	(2,598)	(2,408)
	18,189	29,366

Real estate held for sale, net	11,814	—
Investment in non-consolidated entities	9,022	9,222
Acquired lease intangibles, net	28	35
Net real estate investments	39,053	38,623

Cash and cash equivalents	406	129
Tenant and accounts receivables, net	614	295
Accounts receivable - related party	279	75
Notes receivable, net	47	—
Deferred costs, net	147	576
Other assets	281	138
TOTAL ASSETS	$40,827	$39,836

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,843	$12,140
Notes payable, held for sale	6,688	—
Notes payable - related party	4,791	3,658
Accounts payable and other liabilities	578	459
Accounts payable - related party	295	405
Acquired below-market lease intangibles, net	5	6
Security deposits	48	41
TOTAL LIABILITIES	18,248	16,709
Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at June 30, 2013 and December 31, 2012, respectively	15,664	16,333
TOTAL PARTNERS’ CAPITAL	15,664	16,333

Non-controlling interests	6,915	6,794
TOTAL CAPITAL	22,579	23,127

TOTAL LIABILITIES AND CAPITAL	$40,827	$39,836

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$244	$244	$496	$562
Total revenues	244	244	496	562

Expenses:
General and administrative	15	24	37	41
General and administrative - related party	69	66	133	135
Asset management fees - related party	39	39	77	77
Property expense	76	84	191	250
Property management fees - related party	12	11	23	22
Legal and professional	59	57	116	154
Depreciation and amortization	130	128	259	259
Total operating expenses	400	409	836	938

Operating loss	(156)	(165)	(340)	(376)

Other income (expense):
Interest and other income	1	—	1	—
Interest expense	(117)	(120)	(229)	(232)
Equity in losses from non-consolidated entities	(115)	(314)	(315)	(552)
Total other income (expense)	(231)	(434)	(543)	(784)

Loss before discontinued operations	(387)	(599)	(883)	(1,160)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	164	(5)	189	(17)
Income (loss) from discontinued operations	164	(5)	189	(17)

Net loss, including non-controlling interests	(223)	(604)	(694)	(1,177)

Net (income) loss attributable to non-controlling interests	(27)	46	25	89

Net loss attributable to partners	$(250)	$(558)	$(669)	$(1,088)

Net loss per Unit
Loss before discontinued operations	$(194.67)	$(301.31)	$(444.16)	$(583.50)
Income from discontinued operations	82.49	(2.52)	95.07	(8.55)
Income attributable to non-controlling interests	(13.58)	23.14	12.58	44.77
Net loss	$(125.75)	$(280.68)	$(336.52)	$(547.28)

Weighted average Units outstanding	1,988	1,988	1,988	1,988

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2013
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2012	$—	$16,333	$6,794	$23,127

Net loss attributable to partners (1)	—	(669)	(25)	(694)
Contributions from non-controlling interests	—	—	146	146

Balance at June 30, 2013	$—	$15,664	$6,915	$22,579

(1)

The allocation of net loss includes a curative allocation to increase the General Partner’s capital account by $7 for the period. The cumulative curative allocation since inception of the Partnership is $279. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss, including non-controlling interests	$(694)	$(1,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt (recovery) expense	(23)	13
Loss from non-consolidated entities	315	552
Depreciation and amortization	361	267
Decrease (increase) in tenant and accounts receivable	(351)	112
Increase in accounts receivable - related party	(224)	(85)
Increase in other assets	(143)	(112)
Decrease in accounts payable and other liabilities	(5)	(338)
Increase in accounts payable - related party	162	416
Increase in security deposits	7	—
Net cash used in operating activities	(595)	(352)

Cash flows from investing activities:
Improvements to real estate	(511)	(1,141)
Payments received on notes receivable	8	—
Investment in non-consolidated entities	(240)	(893)
Distributions from non-consolidated entities	146	75
Net proceeds applied to land basis	72	72
Net cash used in investing activities	(525)	(1,887)

Cash flows from financing activities:
Proceeds from notes payable	460	1,344
Payments on notes payable	(69)	(44)
Proceeds from notes payable - related party	860	756
Distributions from non-consolidated entities	146	97
Net cash provided by financing activities	1,397	2,153

Net increase (decrease) in cash and cash equivalents	277	(86)
Cash and cash equivalents, beginning of period	129	422
Cash and cash equivalents, end of period	$406	$336

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$270	$167
Taxes	$6	$—

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$124	$96

Reclassification from accounts payable - related party to notes payable - related party	$273	$269

Reclassification from accounts receivable to notes receivable	$55	$—

Construction fees included in accounts payable	$21	$149

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Delaware limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of June 30, 2013, our investments included a wholly-owned property comprised of approximately 36,000 square feet of GLA, a property in which we own a controlling interest comprised of approximately 127,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprised of approximately 1.1 million square feet of GLA.

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

Economic Conditions and Liquidity

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase in interest rates as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty whether the United States economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics.

          We face significant liquidity challenges in implementing our investment strategy. Projected cash sources, including cash on hand, and uses indicate periods of cash shortfalls during the year ended December 31, 2013. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) obtaining funds through additional borrowings from our General Partner, (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments, including our anticipated sale of Woodlake Square and a single tenant building and portion of land at our Woodlake Pointe property. See also Note 3.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property, a 50% joint venture between us and MIG III, representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38.0 million mortgage loan on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds, which is 60%, would be approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          On July 15, 2013, AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail shopping center entered into a purchase and sale agreement to sell Woodlake Square to AmREIT for $41.6 million. We expect to receive approximately $2.3 million representing our proportional share, which is 6%, of the net proceeds. The sale is expected to close in the third quarter of 2013.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. However, we expect that sales of the single tenant building at our Woodlake Pointe property and the sale of the Woodlake Square shopping center during the third quarter of 2013 will provide us with approximately $5.4 million in net proceeds, which we believe will be sufficient to allow us to execute our strategy in the short term. In the event we are able to generate sufficient cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $4.8 million notes payable – related party until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. As we begin to sell our real estate assets, if the real estate market has not sufficiently recovered prior to our liquidation commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

•

Sell our properties opportunistically, likely beginning in 2014, as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

          We reclassified $5,000 and $3,000 from state income tax to property expense on our consolidated statements of operations for the three and six months ended June 30, 2012, respectively to conform to current period presentation.

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

Revenue Recognition

          Rental income from operating leases – We lease space to tenants under agreements with varying terms. Our leases are accounted for as operating leases, and, although certain leases of the properties provide for tenant occupancy during periods for which no rent is due and/or for changes in the minimum lease payments over the terms of the leases, revenue is recognized on a straight-line basis over the terms of the individual leases. Revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, possession or control occurs on the lease commencement date. In cases where significant tenant improvements are made prior to lease commencement, the leased asset is considered to be the finished space, and revenue recognition therefore begins when the improvements are substantially complete. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Additionally, certain of our lease agreements contain provisions that grant additional rents based upon tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. Accrued rents are included in tenant and accounts receivable, net.

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of June 30, 2013 and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $10,000 and $32,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Real Estate Held for Sale

          Properties are classified as held for sale if management has decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Depreciation and amortization are suspended during the held for sale period. On April 5, 2013, our Woodlake Pointe joint venture entered a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, subject to customary closing conditions, and our portion of the net cash proceeds, which is 60%, is expected to be approximately $3.1 million.

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our operations. The operations and gains on sales reported in discontinued operations include those properties that have been sold or are held for sale and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in the accompanying statements of operations.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable. During the six months ended June 30, 2013 and 2012, we capitalized interest and property taxes in the amount of $124,000 and $96,000, respectively.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the six months ended June 30, 2013 and 2012.

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

Subsequent Events

          On July 15, 2013, AmREIT Woodlake, LP (“Woodlake LP”), which owns Woodlake Square, a grocery-anchored, multi-tenant retail entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $2.3 million representing our proportional share of the net proceeds (see Note 4). The sale is expected to close in the third quarter of 2013.

          Except as disclosed above, we did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

          On April 5, 2013, our Woodlake Pointe joint venture entered a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, subject to customary closing conditions, and our portion of the net cash proceeds, which is 60%, is expected to be approximately $3.1 million. We plan to use the expected proceeds from the sale to fund the Casa Linda lease-up strategy (see Note 4) and for working capital needs.

          We have presented the land and single tenant building with a carrying value of $11.8 million and related notes payable of $6.7 separately as assets held for sale and liabilities held for sale, respectively at June 30, 2013. Additionally, we have presented the operating results of these assets held for sale as discontinued operations in the accompanying consolidated statements of operations for all periods presented.

          A summary of our discontinued operations for the periods presented is detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)

Revenues:
Rental income from operating leases	$333	$—	$619	$—
Total revenues	333	—	619	—

Expenses:
Property expense	95	1	188	1
Legal and professional	16	—	26	7
Depreciation and amortization	—	—	94	—
Total operating expenses	111	1	308	8
Operating income	222	(1)	311	(8)

Other expense:
Interest expense	(58)	(4)	(122)	(9)
Total other expense	(58)	(4)	(122)	(9)

Income (loss) from discontinued operations	$164	$(5)	$189	$(17)

(1) Tenant building and land were under development during the three and six months ended June 30, 2012 with no significant operations.

4.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          We have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	June 30, 2013	December 31, 2012
Casa Linda	50%	$2,439	$2,707
Cambridge & Holcombe	50%	897	675
Shadow Creek Ranch	10%	4,055	4,214
Woodlake Square	6%	1,631	1,626
Total		$9,022	$9,222

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a $38.0 million, seven-year mortgage loan that matures January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. During 2012, we and MIG III initiated a lease-up strategy that includes certain tenant build-out and site improvements. The joint venture will likely require a one-year extension of the loan and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurances can be given. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property. We expect that our portion, which is 50%, of the costs to be incurred as part of the lease-up strategy is approximately $1.5 million. We expect to fund these capital requirements from proceeds received from the sale of a portion of the land and a single tenant building at Woodlake Pointe as further described below.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our 50% portion of this payment was $536,000, which was funded through a loan from AmREIT. We closed on a second extension of the loan on May 17, 2013. The extended loan matures in March 2015. There is also a joint and several guaranty by us and our joint venture partner of up to 60% of the loan balance. The joint venture entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. The third party elected not to purchase the land, and the contract expired. Approximately $325,000 in escrow deposits was forfeited by the third party and recorded as income, which will be used to fund debt service on the loan for the next several months.

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

          Woodlake Square - We own a 6% interest in Woodlake LP, which owns Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% is owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). Our interest in Woodlake Square also carries a promoted interest in profits and cash flows once an 11.65% return is met on the project. The joint venture commenced redevelopment of this property in the third quarter of 2010 and completed the redevelopment in April 2011. As of June 30, 2013, Woodlake Square had incurred approximately $7.0 million in redevelopment costs with a total expected cost of approximately $8.3 million, including additional tenant improvements and leasing costs. On February 23, 2012, this entity sold a parcel of land that resulted in a gain of approximately $437,000. Our 6% share of this gain, which was approximately $26,000, is included in our equity in losses from non-consolidated entities on our consolidated statement of operations for the six months ended June 30, 2012.

          On July 15, 2013, Woodlake LP entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $2.3 million representing our proportional share of the net proceeds.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2013 and 2012, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$5,017	$4,354	$9,706	$9,122
Depreciation and amortization	(1,710)	(1,719)	(3,427)	(3,559)
Interese expense	(1,639)	(1,657)	(3,273)	(3,355)
Net loss	(253)	(757)	(762)	(1,154)

5.	NOTES PAYABLE

          Our outstanding debt as of June 30, 2013 and December 31, 2012 was as follows (in thousands).

Notes payable	June 30, 2013	December 31, 2012
Village on the Green	$5,843	$5,891
Woodlake Pointe, held for sale	6,688	6,249
Total	$12,531	$12,140

          The Village on the Green note payable is a fixed rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          Our Woodlake Pointe construction loan was obtained in November 2011 and allows for a total of $6.7 million in construction draws to fund the redevelopment of Woodlake Pointe. The variable rate loan bears interest at the prime rate, 3.25% at June 30, 2013, and matures in May 2018. We expect to repay this note with the proceeds from the sale of the single tenant building at our Woodlake Pointe property. See Note 3.

          As of June 30, 2013, the weighted average remaining life of our debt was 3.77 years.

          We serve as the guarantor of debt in the amount of $40.4 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of June 30, 2013 and December 31, 2012, the balance of our notes payable – related party was $4.8 million and $3.7 million, respectively. The note accrues interest monthly at LIBOR plus a spread of 3.5% with a floor of 5.0% and is secured by our investment interest in the Woodlake Pointe property.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. The fair value of our variable-rate notes payable approximate their carrying value. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury bill rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury bill rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of fixed-rate notes payable was approximately $6.2 million and $6.3 million as of June 30, 2013 and December 31, 2012, respectively.

6.	CONCENTRATIONS

          As of June 30, 2013 and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in the Texas metropolitan areas. These Texas properties represent 100% of our rental income for the six months ended June 30, 2013 and 2012.

          The following table details the base rents generated by our top tenants during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2013	2012	2013	2012
LA Fitness (1)	$241	$—	$479	$—
Paesano’s	54	49	109	98
Alamo Heights Pediatrics	18	18	35	35
Rouse Dental	14	14	28	28
Café Salsita	9	9	19	19
Total	$336	$90	$670	$180

(1) Rental income from this tenant will cease with the anticipated sale of land and the single tenant building at our Woodlake Pointe property. See Note 3.

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions – We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence distributions. See Note 1. All distributions to date have been a return of capital. During our liquidation stage (anticipated to commence in November 2013, unless extended), net cash flows, will be distributed among the Limited Partners and the General Partner in the following manner:

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

          Non-controlling Interests – Non-controlling interests includes a 40% ownership interest that our affiliates have in our Woodlake Pointe property that we consolidate as a result of our 60% controlling financial interest in such partnership.

8.	RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2013	2012	2013	2012
Asset management fees	$39	$39	$77	$77
Property management fees	12	11	23	22
Leasing costs	7	1	8	96
Development costs	—	86	—	172
Interest expense-related party	32	36	62	64
Administrative costs reimbursements	69	66	133	135
	$159	$239	$303	$566

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $454,000 and $680,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2013 and 2012, respectively. See also Note 4 regarding investments in non-consolidated entities.

9.	COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings against us.

          Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We are not aware of any pending environmental proceedings with respect to our properties that would have a material adverse effect on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of acquisitions, development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and we undertake no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement.

          As of June 30, 2013 our consolidated investments include one wholly-owned property and one majority owned property comprised of approximately 163,000 square feet of GLA and four properties in which we own a non-controlling interest through joint ventures comprised of approximately 1.1 million square feet of GLA. As of June 30, 2013, our majority owned property includes a single tenant building comprising 45,000 square feet of GLA and a portion of the land which has been classified as real estate held for sale on our Consolidated Balance Sheets. See also Note 3 of the Notes to Consolidated Financial Statements. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2013 and 2012, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of June 30, 2013, our properties had an average occupancy of 92%, and the average debt leverage ratio of the properties in which we have an investment was approximately 59%, with 83% of such debt carrying a fixed rate of interest.

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions in 2014. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. As we begin to sell our real estate assets, if the real estate market has not sufficiently recovered prior to our liquidation commencement date of November 15, 2013, and our General Partner believes that extending the operating period would be in the best interest of our Limited Partners, we may seek approval from the Limited Partners to postpone the liquidation commencement date.

•

Sell our properties opportunistically, likely beginning in 2014, as the market continues to recover. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partner unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners, no assurance can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2013, as compared to the same period in 2012.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

          Revenue. Revenue was constant at $244,000 for the three months ended June 30, 2013 as compared to the same period in 2012.

          Equity in losses from non-consolidated entities. Equity in losses from non-consolidated entities decreased approximately $199,000 during the three months ended June 30, 2013 as compared to the same period in 2012 (a loss of $115,000 in 2013 versus $314,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to increased income from our Cambridge and Holcombe joint venture. The Cambridge & Holcombe joint venture was under contract to sell a tract of land; however, the buyer cancelled the contract and the joint venture received $325,000 of non-refundable earnest money that was recorded as income. Our 50% share was approximately $162,500.

          Income (loss) from discontinued operations. Income from discontinued operations increased approximately $169,000 during the three months ended June 30, 2013 as compared to the same period in 2012 ($164,000 income in 2013 versus a loss of $5,000 in 2012). The increase is due to rental income from the commencement of the LA Fitness lease at our Woodlake Pointe property in 2013.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $73,000 during the three months ended June 30, 2013 as compared to the same period in 2012 (net income of $27,000 in 2013 versus net loss of $46,000 in 2012). This amount represents the 40% interest of Woodlake Pointe that we do not own but consolidate in our financial statements. The increase in income is due to increased rental income from the commencement of the LA Fitness lease in 2013.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

          Revenue. Revenue decreased approximately $66,000 during the six months ended June 30, 2013 as compared to the same period in 2012 ($496,000 in 2013 versus $562,000 in 2012). The decrease is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012 with no comparable amount in 2013.

          Property Expense. Property expense decreased approximately $59,000 during the six months ended June 30, 2013 compared to the same period in 2012 ($191,000 in 2013 versus $250,000 in 2012). The decrease is primarily due to bad debt expense for the second quarter of 2012. We did not have any such bad debt expense in the second quarter of 2013.

          Legal and Professional. Legal and professional expense decreased approximately $38,000 during the six months ended June 30, 2013 as compared to the same period in 2012 ($116,000 in 2013 versus $154,000 in 2012). The decrease is primarily due to litigation fees that we incurred in 2012 resulting from the collection of outstanding receivables.

          Equity in losses from non-consolidated entities. Loss from non-consolidated entities decreased approximately $237,000 during the six months ended June 30, 2013 as compared to the same period in 2012 (a loss of $315,000 in 2013 versus a loss of $552,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to increased income from our Cambridge and Holcombe joint venture. The Cambridge & Holcombe joint venture was under contract to sell a tract of land; however, the buyer cancelled the agreement and the joint venture received $325,000 of non refundable earnest money that was recorded as income. Our 50% share was approximately $162,500.

          Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $206,000 during the six months ended June 30, 2013 as compared to the same period in 2012 ($189,000 income in 2013 versus a loss of $17,000 in 2012). The decrease is due to rental income from the commencement of the LA Fitness lease at our Woodlake Pointe property in 2013.

          Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests decreased approximately $64,000 during the six months ended June 30, 2013 as compared to the same period in 2012 ($25,000 in 2013 versus $89,000 in 2012). This amount represents the 40% interest of Woodlake Pointe that we do not own but consolidate in our financial statements. The decrease in net loss is due to rental income from the commencement of the LA Fitness lease in 2013.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2013 and December 31, 2012, our cash and cash equivalents totaled approximately $406,000 and $129,000, respectively.

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

          We face significant liquidity challenges in implementing our investment strategy on both a short-term and long-term basis. Projected cash sources (including cash on hand) and uses indicate periods of cash shortfalls during the year ended December 31, 2013 and 2014. Further, we borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. However, we believe that we will be able to generate sufficient liquidity to satisfy any cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) additional borrowings from AmREIT, (4) deferring the payment of fees owed to our General Partner and its affiliates, and/or (5) selling certain of our investments including our anticipated sale of Woodlake Square and a single tenant building and portion of land at our Woodlake Pointe property. See also Note 3 of the Notes to Consolidated Financial Statements.

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. The $38.0 million mortgage on the property matures in January 2014. The joint venture will likely require a one-year extension of the loan to complete this strategy and then refinance the property on a long-term basis. We believe we will be successful in obtaining a one-year extension based on our preliminary discussions with the lending agent; however, no assurance can be given that we will be successful. We do not guarantee this debt and our risk of loss is limited to our ownership interest in the property.

          On April 5, 2013, our Woodlake Pointe joint venture entered into a sales agreement to sell a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The land and building are secured by a $6.7 million loan that will be repaid in full with proceeds from the sale. The sale is expected to close in the third quarter of 2013, and we estimate that our portion of the net cash proceeds, which is 60%, would be approximately $3.1 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy and for working capital needs.

          On July 15, 2013, Woodlake LP, which owns Woodlake Square, a grocery-anchored, multi-tenant retail entered into a purchase and sale agreement with AmREIT to sell Woodlake Square for a purchase price of $41.6 million. We expect to receive approximately $2.3 million representing our proportional share of the net proceeds. The sale is expected to close in the third quarter of 2013.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. AmREIT has agreed to continue to provide financial support to us through and including the next twelve months in the form of continued deferral of payment of advisory fees earned and payable to the extent such deferral of fees is necessary for our continued operation. Such fees may include property management fees, asset management fees, development fees and reimbursement of certain of AmREIT’s general and administrative costs. However, we expect that sales of the single tenant building at our Woodlake Pointe property and the sale of the Woodlake Square shopping center during the third quarter of 2013 will provide us with approximately $5.4 million in net proceeds, which we believe will be sufficient to allow us to execute our strategy in the short term. See also Note 3 to the Notes to Consolidated Financial Statements. In the event we are able to generate sufficient cash flows in the near term, we may elect to repay portions of the notes payable – related party; however, AmREIT has agreed that it will not require us to repay the $4.8 million notes payable – related party until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with our strategic plan and the above liquidity initiatives, we may incur cash shortfalls if we are required to perform under certain guarantees of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or if we are forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

Current Market Conditions

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. The United States economy has experienced recent improvements in the general economy, but general concerns from the recent, severe recession remain. Concerns include, but are not limited to the potential future increase of future interest as well as the availability and cost of capital as the economy improves. Additionally, there is remaining uncertainty of whether the United States economy will be adversely affected by inflation, deflation or stagflation and the systemic impact of periods of high unemployment, volatile energy costs, geopolitical issues, which have contributed to increased market volatility and weakened business and consumer confidence. High levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. Our General Partner believes that the retail real estate market is likely to remain depressed for most of 2013; however, it is difficult to determine the breadth and duration of the financial market problems and how such problems may affect our tenants and the valuation of our assets. To navigate these challenging market conditions, we have created a strategic plan to maximize value prior to and during our upcoming liquidation period as further described in the “Overview” section above.

Cash Flow Activities for the six months Ended June 30, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Six months ended June 30,
	2013	2012
Operating activities	$(595)	$(352)
Investing activities	(525)	(1,887)
Financing activities	1,397	2,153

          Net cash flows used in operating activities increased approximately $243,000 during the six months ended June 30, 2013 as compared to the same period in 2012 ($595,000 in 2013 versus $352,000 in 2012). The increase in operating cash outflows was primarily attributable to lower collections of tenant accounts receivable and accounts receivable- related party partially offset by a decrease in net loss for the period.

          Net cash flows used in investing activities decreased approximately $1.4 million during the six months ended June 30, 2013, as compared to the same period in 2012 ($525,000 in 2013 versus $1.9 million in 2012). The decrease in investing outflows was primarily due to a reduction in real estate improvements of approximately $613,000 related to our Woodlake Pointe property, a reduction of approximately $397,000 in contributions made to our Cambridge & Holcombe joint venture when we refinanced the joint venture’s debt and a reduction of approximately $256,000 in contributions made to our Woodlake Square joint venture when compared to the 2012 period.

          Net cash flows provided by financing activities decreased approximately $756,000 during the six months ended June 30, 2013, as compared to the same period in 2012 ($1.4 million in 2013 versus $2.2 million in 2012). The decrease was primarily attributable to a reduction in construction draw activity in 2013 versus 2012 on our Woodlake Pointe construction loan. We funded $1.3 million related to the development of that property during 2012

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

          In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any material pending legal proceeding, nor are we aware of any legal proceeding that a government authority is contemplating against us.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV
Corporation, its General Partner

Date: August 13, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: August 13, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited), (iii) the Consolidated Statement of Capital for the six months ended June 30, 2013 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).