Form 10-Q
period 2013-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2013-11-12
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2013.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,561	$12,613
Buildings	12,924	14,483
Tenant improvements	345	4,678
	20,830	31,774
Less accumulated depreciation and amortization	(2,694)	(2,408)
	18,136	29,366

Investment in non-consolidated entities	7,166	9,222
Acquired lease intangibles, net	24	35
Net real estate investments	25,326	38,623

Cash and cash equivalents	5,495	129
Tenant and accounts receivables, net	93	295
Accounts receivable - related party	304	75
Notes receivable, net	8	—
Deferred costs, net	53	576
Other assets	291	138
TOTAL ASSETS	$31,570	$39,836

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,820	$12,140
Notes payable - related party	2,907	3,658
Accounts payable and other liabilities	447	459
Accounts payable - related party	301	405
Acquired below-market lease intangibles, net	4	6
Security deposits	43	41
TOTAL LIABILITIES	9,522	16,709

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at
September 30, 2013 and December 31, 2012	15,987	16,333
TOTAL PARTNERS’ CAPITAL	15,987	16,333

Non-controlling interests	6,061	6,794
TOTAL CAPITAL	22,048	23,127

TOTAL LIABILITIES AND CAPITAL	$31,570	$39,836

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$265	$255	$761	$817
Total revenues	265	255	761	817

Expenses:
General and administrative	30	27	67	68
General and administrative - related party	75	78	208	213
Asset management fees - related party	38	38	115	115
Property expense	158	139	349	389
Property management fees - related party	12	12	35	34
Legal and professional	42	44	158	198
Depreciation and amortization	147	128	406	387
Total operating expenses	502	466	1,338	1,404

Operating loss	(237)	(211)	(577)	(587)

Other income (expense):
Interest and other income	11	—	12	—
Interest expense	(115)	(127)	(344)	(358)
Income (loss) from non-consolidated entities	1,565	(324)	1,250	(876)
Margin tax benefit (expense)	6	—	6	—
Total other income (expense)	1,467	(451)	924	(1,234)

Income (loss) from continuing operations	1,230	(662)	347	(1,821)

Loss from discontinued operations:
Income (loss) from real estate operations	170	(8)	359	(25)
Loss on sale of real estate	(576)	—	(576)	—
Loss from discontinued operations	(406)	(8)	(217)	(25)

Net income (loss), including non-controlling interests	824	(670)	130	(1,846)

Net (income) loss attributable to non-controlling interests	(501)	42	(476)	131

Net income (loss) attributable to partners	$323	$(628)	$(346)	$(1,715)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net loss per Unit
Income (loss) from continuing operations	$618.71	$(333.00)	$174.55	$(916.00)
Loss from discontinued opertations	$(204.23)	$(4.02)	$(109.15)	$(12.58)
(Income) loss attributable to non-controlling interests	$(252.01)	$21.13	$(239.44)	$65.90
Net income (loss) attributable to partners	$162.47	$(315.90)	$(174.04)	$(862.68)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2013
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2012	$—	$16,333	$6,794	$23,127

Net income (loss) attributable to partners (1)	—	(346)	476	130
Contributions from non-controlling interests	—	—	146	146
Distributions to non-controlling interests	—	—	(1,355)	(1,355)

Balance at September 30, 2013	$—	$15,987	$6,061	$22,048

(1)

The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $3 for the period. The cumulative curative allocation since inception of the Partnership is $276. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$130	$(1,846)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of property	576	—
Bad debt expense	16	30
Loss (income) from non-consolidated entities	(1,250)	876
Depreciation and amortization	508	400
Decrease (increase) in tenant and accounts receivable	(342)	92
(Increase) decrease in accounts receivable - related party	(92)	(85)
(Increase) decrease in other assets	(153)	(123)
Increase (decrease) in accounts payable and other liabilities	38	(309)
Increase in accounts payable - related party	171	583
Increase (decrease) in security deposits	2	(2)
Net cash used in operating activities	(396)	(384)

Cash flows from investing activities:
Improvements to real estate	(558)	(3,785)
Payments received on notes receivable	14	—
Investment in non-consolidated entities	(240)	(938)
Distributions from non-consolidated entities	3,573	94
Net proceeds from sale of interest in an investment property	11,584	—
Net proceeds applied to land basis	108	108
Net cash provided by (used in) investing activities	14,481	(4,521)

Cash flows from financing activities:
Proceeds from notes payable	460	3,694
Payments on notes payable	(6,780)	(67)
Proceeds from notes payable - related party	860	892
Payments on notes payable - related party	(2,050)	—
Contributions from non-controlling interests	146	97
Distributions to non-controlling interests	(1,355)	—
Net cash provided by (used) in financing activities	(8,719)	4,616

Net increase (decrease) in cash and cash equivalents	5,366	(289)
Cash and cash equivalents, beginning of period	129	422
Cash and cash equivalents, end of period	$5,495	$133

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$415	$251
Taxes	$6	$6

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$192	$144

Reclassification from accounts payable - related party to notes payable - related party	$439	$580

Reclassification from accounts receivable to notes receivable	$137	$—

Construction fees included in accounts payable	$27	$95

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Delaware limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation that is publicly traded on the NYSE and that has elected to be taxed as a REIT. As of September 30, 2013, our investments included a wholly-owned property comprised of approximately 36,306 square feet of GLA, a property in which we own a controlling interest comprised of approximately 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprised of approximately 938,000 square feet of GLA.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, the operating period may be extended to November 15, 2015 with the consent of holders of the majority of Units held by our Limited Partners. Once the liquidation period commences, we will not invest in any new real estate without approval of our limited partners. An orderly liquidation of all of our properties and wind-down of our operations will likely take years for our General Partner to complete. Because liquidation was not imminent as of September 30, 2013, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. As a result, we have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Notes 3 and 4) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, we have $5.5 million in cash on hand and our liquidity has improved due to the sale of Woodlake Square and our Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. During 2013, we have repaid approximately $4.0 million of our notes payable –related party (including a payment made October 1, 2013).

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The $38.0 million mortgage on the property matures in January 2014.We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based upon preliminary terms for a non-recourse loan with an initial funding of $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The proposed terms of the loan are a term of four years with a one-year extension, interest at the 3-Month LIBOR plus a spread of 3.50% and interest-only payments for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter, with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013.

          On September 30, 2013, our Woodlake Pointe joint venture sold a portion of the land and a single tenant building at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after payoff of a $6.6 million mortgage and other closing costs. Our portion of the net cash proceeds, which was 60%, was $3.0 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy, pay down a portion of our note payable to AmREIT and for working capital needs. We recorded a loss on sale of $576,000 primarily related to bad debt expense associated with the write-off of accrued rent.

          On September 18, 2013, VIF II/AmREIT Woodlake, LP (“Woodlake LP”), sold Woodlake Square, a grocery-anchored, multi-tenant retail shopping center, to AmREIT for $41.6 million. We received approximately $2.0 million representing our proportional share, which is 6% of the net proceeds once the final distribution is made.

          There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the remaining balance of our notes payable – related party to it until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so.

Strategic Plan

          We have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property currently under development/redevelopment. See Note 4 for further discussion of the redevelopment plans at this property.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. Once we begin our liquidation period, an orderly liquidation of our assets and wind-down of our operations will likely take several years for our General Partner to complete.

•

Sell our properties opportunistically as the market continues to recover. Our recent sales by our joint venture of Woodlake Square and the portion of land and single tenant building at Woodlake Pointe are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls if we are required to perform under certain guarantees (see Note 5) of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Reclassifications

          Certain immaterial reclassfications from have been made to our our Consolidated Statements of Operations for the three and nine months ended September 30, 2012 to conform to current period presentation. The items had no impact on previously reported net income (loss), our Consolidated Balance Sheet or Consolidated Statement of Cash Flow. See also Note 3 for a discussion of our presentation of discontinued operations.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivable, net - Included in tenant and accounts receivable are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of September 30, 2013, and December 31, 2012, our allowance for uncollectible accounts related to our tenant receivables was $11,000 and $32,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition of the property becomes no longer probable. During the nine months ended September 30, 2013 and 2012, we capitalized interest and property taxes in the amount of $192,000 and $172,000, respectively.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the nine months ended September 30, 2013 and 2012.

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

Subsequent Events

          On October 1, 2013, we repaid $1.9 million on the note payable – related party to AmREIT.

          Except as disclosed above, we did not have any additional material subsequent events as of the date of this filing that impacted our consolidated financial statements.

3.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

          On September 30, 2013, our Woodlake Pointe joint venture sold a portion of the Woodlake Pointe property consisting of land and a building for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after payoff of a $6.6 million mortgage and other closing costs. Our 60% portion of the net cash proceeds was $3.0 million. We plan to use the proceeds to fund the Casa Linda lease-up strategy, pay down a portion of our note payable to AmREIT and for working capital needs.

          We have presented the operating results of this property as discontinued operations in the accompanying consolidated statements of operations for all periods presented. A summary of our discontinued operations for the periods presented is detailed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income from operating leases	$263	$—	$882	$—
Total revenues	263	—	882	—

Expenses:
Property expense	2	2	190	3
Legal and professional	30	1	56	8
Depreciation and amortization	—	—	94	—
Total operating expenses	32	3	340	11
Operating income (loss)	231	(3)	542	(11)

Other expense:
Interest expense	(61)	(5)	(183)	(14)
Total other expense	(61)	(5)	(183)	(14)

Income (loss) from real estate operations	170	(8)	359	(25)
Loss on sale of real estate(1)	(576)	—	(576)	—
Loss from discontinued operations	$(406)	$(8)	$(217)	$(25)

(1)	The loss on sale primarily relates to bad debt expense associated with the write-off of accrued rent.

4.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          As of September 30, 2013, we have investments in three entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	September 30, 2013	December 31, 2012
Casa Linda	50%	$2,329	$2,707
Cambridge & Holcombe	50%	838	675
Shadow Creek Ranch	10%	3,999	4,214
Woodlake Square	6%	—	1,626
Total		$7,166	$9,222

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. The property is secured by a $38.0 million, seven-year mortgage loan that matures January 2014. The loan bears an annual interest rate of 5.48% and is interest-only until maturity. We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based upon preliminary terms for a non-recourse loan with an initial funding of $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The proposed terms of the loan are a term of four years with a one-year extension, interest at the 3-Month LIBOR plus a spread of 3.50% and interest-only payments for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter, with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013. We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land that may be developed, sold or contributed to a joint venture in the future. The property is located adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest, which expired. Our 50% portion of this payment was $536,000, which was funded through a loan from AmREIT. We closed on a second extension of the loan on May 17, 2013. The extended loan matures in March 2015. In connection with this extension, we and our joint venture partner entered into a joint and several guaranty of up to 60% of the loan balance. The joint venture entered into a contract to sell one acre of the property to a third party, subject to a due diligence period that expired in December 2012. The third party elected not to purchase the land, and the contract expired. Approximately $325,000 in escrow deposits was forfeited by the third party, which we used to fund debt service on the loan for the past several months. We are currently marketing the property for sale and have received offers for the purchase of all or a portion of the property.

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

          Woodlake Square – As of December 31, 2012, we owned a 6% interest in Woodlake LP, which owned Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% was owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). On September 18, 2013, Woodlake LP sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received approximately $2.0 million representing our proportional share of the net proceeds.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2013 and 2012, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue	$4,545	$4,247	$14,251	$12,841
Gain on sale of real estate	10,532	—	10,532	528
Depreciation and amortization	(1,661)	(1,738)	(5,088)	(5,297)
Interese expense	(1,588)	(1,657)	(4,862)	(5,012)
Net income (loss)	10,177	(930)	9,415	(2,084)

5.	NOTES PAYABLE

          Our outstanding debt as of September 30, 2013, and December 31, 2012, was as follows (in thousands).

Notes payable	September 30, 2013	December 31, 2012
Village on the Green	$5,820	$5,891
Woodlake Pointe	—	6,249
Total	$5,820	$12,140

          The Village on the Green note payable is a fixed rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. Our Woodlake Pointe construction loan was paid in full upon the sale of the property on September 30, 2013. See Note 3. As of September 30, 2013, we serve as the guarantor of debt in the amount of $24.2 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantor matures in 2014 and 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of September 30, 2013, and December 31, 2012, the balance of our notes payable – related party was $2.9 million and $3.7 million, respectively. The note accrues interest monthly at 2.78% and is secured by our investment interest in the Woodlake Pointe property. On October 1, 2013, we made a payment of $1.9 million.

          Fair Value of Notes Payable – We record our debt instruments based on contractual terms, net of any applicable premium or discount on our consolidated balance sheet. We did not elect to apply the alternative GAAP provisions of the fair value option for recording financial assets and financial liabilities. The fair value of our variable-rate notes payable approximate their carrying value. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. Based on these estimates, the fair value of fixed-rate notes payable was approximately $6.3 million as of September 30, 2013, and December 31, 2012.

6.	CONCENTRATIONS

          As of September 30, 2013, and December 31, 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the nine months ended September 30, 2013 and 2012. The following table details the base rents generated by our top tenants during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2013	2012	2013	2012
LA Fitness (1)	$241	$—	$720	$—
Paesano’s	39	49	148	148
Alamo Heights Pediatrics	18	18	53	53
Rouse Dental	20	14	48	42
Café Salsita	7	9	26	28
Total	$325	$90	$995	$271

(1)

LA Fitness occupied the newly constructed building at our Woodlake Pointe property, which was sold on September 30, 2013. See Note 3. We will receive no further rent from this tenant in future reporting periods.

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

          Non-controlling Interests – Non-controlling interests includes a 40% ownership interest that our affiliates have in our Woodlake Pointe property and a 40% interest that our affiliates have in our investment in Woodlake HoldCo that we consolidate as a result of our 60% controlling financial interest.

8.	RELATED PARTY TRANSACTIONS

          Certain of our affiliates receive fees for ongoing property management and administrative services. In the event that these companies are unable to provide us with the respective services, we would be required to find alternative providers of these services. The following table summarizes the amount of such compensation incurred by us during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2013	2012	2013	2012
Asset management fees	$38	$38	$115	$115
Property management fees	12	12	35	34
Leasing costs	—	2	8	98
Development costs	—	86	—	258
Interest expense-related party	64	44	96	106
Administrative cost reimbursements	75	78	208	213
	$189	$260	$462	$824

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $653,000 and $979,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2013 and 2012, respectively. See also Note 4 regarding investments in non-consolidated entities.

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

          As of September 30, 2013, our consolidated investments include one wholly-owned property comprised of approximately 36,306 square feet of GLA and one majority owned property comprised of approximately 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprised of approximately 938,000 square feet of GLA. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2013 and 2012, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of September 30, 2013, our properties had an average occupancy of 98.6%.

          Our operating period will continue until November 15, 2013 (our scheduled liquidation commencement date); however, an orderly liquidation of all of our properties and wind down of our operations will likely take several years for our General Partner to complete. Once we enter into our liquidation period, we will not invest in any new real estate without approval of our Limited Partners.

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. As a result, we have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Notes 3 and 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, we have $5.5 million in cash on hand and our liquidity has improved due to the sale of Woodlake Square and the Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. See also Note 3 of the Notes to the Consolidated Financial Statements related to our property dispositions. During 2013, we have repaid approximately $4.0 million of our notes payable –related party (including a payment made October 1, 2013). We expect that our cash on hand should be sufficient to allow us to execute our strategy in the near term.

          We have created a strategic plan to maximize value prior to and during our upcoming liquidation period. The components of our strategic plan are as follows:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property currently under development/redevelopment. See Note 4 of the Notes to Consolidated Financial Statements for further discussion of the redevelopment plans at this property.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, we expect this will most likely occur during the liquidation phase. Once we begin our liquidation period, an orderly liquidation of our assets and wind-down of our operations will likely take several years for our General Partner to complete.

•

Sell our properties opportunistically as the market continues to recover. Our sales by our Woodlake Squre and Woodlake Pointe joint ventures are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner will in good faith begin to review market sales opportunities for our operating properties at the conclusion of our operating period, but retail property valuations may continue to be challenged, and, accordingly, attractive sales opportunities may not exist in the near term. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value, and timing of cash flows. During the liquidation period, we will be distributing net proceeds generated from property sales to our Limited Partner unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interest of our Limited Partners, no assurance can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and nine months ended September 30, 2013, as compared to the same period in 2012.

Comparison of the Three Months Ended September 30, 2013, to the Three Months Ended September 30, 2012

          Revenue. Revenue remained comparable for the three months ended September 30, 2013 as compared to the same period in 2012 with an increase of $10,000, or 4%.

          Income (loss) from non-consolidated entities. Income (loss) from non-consolidated entities increased approximately $1.9 million for the three months ended September 30, 2013 as compared to the same period in 2012 (income of $1,565,000 versus a loss of $324,000). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The resulting increase in income is primarily related to 1) our portion of the gain on sale of Woodlake Square of approximately $10.5 million with our pro rata share of the gain representing approximately $1,050,000 and 2) increased income and lease-up of our properties within our investments in Casa Linda and Woodlake Square (prior to its sale) as compared to the respective period in 2012. See further discussion of our sale of our investment in Woodlake Square as discussed in Note 4 of the Notes to Consolidated Financial Statements.

          Loss from discontinued operations. Loss from discontinued operations increased approximately $398,000 during the three months ended September 30, 2013 as compared to the same period in 2012 ($406,000 loss in 2013 versus a loss of $8,000 in 2012). The increase is due to the loss on the sale of a portion of the land and single tenant building at our Woodlake Pointe property of $576,000, partially offset by increased income from the single tenant at our Woodlake Pointe property, which opened for business during the fourth quarter of 2012.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $543,000 during the three months ended September 30, 2013 as compared to the same period in 2012 (income of $501,000 in 2013 versus a loss of $42,000 in 2012). This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements. The increase in income was recognized from our equity portion of the gain on sale of Woodlake Square property offset by the loss from the sale of a portion of the land and single tenant building at our Woodlake Pointe property.

Comparison of the Nine Months Ended September 30, 2013, to the Nine Months Ended September 30, 2012

          Revenue. Revenue decreased approximately $56,000 during the nine months ended September 30, 2013 as compared to the same period in 2012 ($761,000 in 2013 versus $817,000 in 2012). The decrease is primarily due to a favorable resolution of prior year common area maintenance recoveries received during the first quarter of 2012 with no comparable amount in 2013.

          Property expense. Property expense decreased approximately $40,000 during the nine months ended September 30, 2013 compared to the same period in 2012 ($349,000 in 2013 versus $389,000 in 2012). The decrease is primarily due to bad debt expense for the second quarter of 2012. We did not have any such bad debt expense in the second quarter of 2013.

          Legal and professional. Legal and professional expense decreased approximately $40,000 during the nine months ended September 30, 2013 as compared to the same period in 2012 ($158,000 in 2013 versus $198,000 in 2012). The decrease is primarily due to litigation fees that we incurred in 2012 resulting from the collection of outstanding receivables.

          Income (loss) from non-consolidated entities. Income (loss) from non-consolidated entities increased approximately $2.1 million during the nine months ended September 30, 2013 as compared to the same period in 2012 (income of $1,250,000 in 2013 versus a loss of $876,000 in 2012). These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The resulting increase in income is primarily related to 1) our portion of the gain on sale of Woodlake Square of approximately $10.5 million with our pro rata share of the gain representing approximately $1,050,000 and 2) increased income associated with the lease-up of Casa Linda and Woodlake Square (prior to its sale) properties as compared to the respective period in 2012. See further discussion of the sale of our investment in Woodlake Square in Note 4 of the Notes to Consolidated Financial Statements.

          Loss from discontinued operations. Loss from discontinued operations increased approximately $192,000 during the nine months ended September 30, 2013 as compared to the same period in 2012 (a loss of $217,000 in 2013 versus a loss of $25,000 in 2012). The increase is due to the loss on the sale of a portion of the land and single tenant building at our Woodlake Pointe property of $576,000, partially offset by increased income from the single tenant at our Woodlake Pointe property, which opened for business during the fourth quarter of 2012.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $607,000 during the nine months ended September 30, 2013 as compared to the same period in 2012 (income of $476,000 in 2013 versus a loss of $131,000 in 2012). This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements. The increase in income was recognized from our equity portion of the gain on sale of Woodlake Square property offset by the loss from the sale of a portion of the land and single tenant building at our Woodlake Pointe property.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2013, and December 31, 2012, our cash and cash equivalents totaled approximately $5.5 million and $129,000, respectively.

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. As a result, we have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Notes 3 and 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of September 30, 2013, our liquidity has improved due to the sale of Woodlake Square and the Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. See also Note 3 related to our property dispositions. During 2013, we have repaid approximately $4.0 million of our notes payable –related party (including a payment made October 1, 2013).

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

          We expect to fund approximately $1.5 million in capital expenditures over the next two years at our Casa Linda property (a 50% joint venture between us and MIG III) representing our 50% share of a lease-up strategy at this property. The $38.0 million mortgage on the property matures in January 2014. We have engaged a mortgage broker to assist us with refinancing this loan and have recently selected a lender based upon preliminary terms for a non-recourse loan with an initial funding of $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The terms of the proposed loan are a term of four years with a one-year extension, interest at the 3-Month LIBOR plus a spread of 3.50% and interest-only payments for the first two years with monthly payments of interest and principal based upon a 30-year amortization thereafter with the balance due upon maturity. We expect the joint venture to close on the loan during the fourth quarter of 2013.

          There is no guarantee that we and our joint ventures will be successful with all of the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. We can provide no assurance that AmREIT will be able to provide additional support, if needed. Historically, AmREIT has deferred payment of advisory fees earned to the extent such deferrals of fees were necessary for our continued operation. Such fees included property management, asset management, development fees, interest expense on amounts owed to AmREIT and reimbursements of certain of AmREIT’s general and administrative costs. Additionally, AmREIT has agreed that it will not require us to repay the remaining balance of our notes payable – related party to it until a date subsequent to January 1, 2014 if such repayment were to prevent the execution of our strategy or present an unnecessary financial hardship to us. AmREIT’s agreement to provide such financial support and defer payment is limited to its continued ability to do so

Current Market Conditions

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

Cash Flow Activities for the nine months Ended September 30, 2013 and 2012

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Nine months ended September 30,
	2013	2012
Operating activities	$(396)	$(384)
Investing activities	14,481	(4,521)
Financing activities	(8,719)	4,616

          Net cash flows used in operating activities has remained comparable during the nine months ended September 30, 2013, as compared to the same period in 2012 ($396,000 in 2013 versus $384,000 in 2012).

          Net cash flows used in investing activities increased approximately $19.0 million during the nine months ended September 30, 2013, as compared to the same period in 2012 ($14.5 million provided by investing activities in 2013 versus $4.5 million used in investing activities in 2012). The increase is cash provided by investing activities is primarily related to the following:

•	Proceeds received from the sale of a portion of the land and a single tenant building at our Woodlake Pointe property of $11.6 million.
•	A decrease in real estate improvements of $3.2 million primarily related to construction at our Woodlake Pointe property during 2012.
•	An increase in distributions received from our nonconsolidated investments of $3.5 million primarily related to the sale of Woodlake Square.

          Net cash flows used in financing activities increased approximately $13.3 million during the nine months ended September 30, 2013, as compared to the same period in 2012 ($8.7 million used in financing activities in 2013 versus $4.6 million provided by financing activities in 2012). The increase in use of funds was primarily attributable to:

•	A reduction in proceeds received from construction draw activity in 2013 versus 2012 on our Woodlake Pointe construction loan of approximately $3.2 million.
•

Repayment of the Woodlake Pointe construction loan of $6.8 million during 2013 from the proceeds received from the sale of the portion of land and a single tenant building at our Woodlake Pointe property.

•	Repayment of notes payable – related party of approximately $2.1 million from the distributions received from the sale of Woodlake Square.
•	Increased distributions to our non-consolidated interests during 2013 of approximately $1.3 million, primarily to Cambridge & Holcombe and to fund Casa Linda lease-up.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV
Corporation, its General Partner

Date: November 12, 2013	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: November 12, 2013	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2013, (unaudited) and December 31, 2012, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013, and 2012 (unaudited), (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2013, (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013, and 2012 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).