Form 10-K
period 2013-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2014-03-21
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes ☐     No ☒

As of March 21, 2014, the Registrant had 1,988 Units of Limited Partnership Interest outstanding. There is no established trading market for such Units.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

                    Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “predict,” “believe,” “potential,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the SEC. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and/or could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

                    Forward-looking statements that were true at the time may involve inherent uncertainty and may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements. Except as otherwise may be required by law, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or actual operating results. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors.

ii

DEFINITIONS

                    As used in this Report, the following abbreviations and terms have the meanings as listed below. Additionally, the terms “we,” “our,” “MIG IV,” the “Partnership” and “us” refer collectively to AmREIT Monthly Income & Growth Fund IV, L.P. and its subsidiaries, including joint ventures, unless the context clearly indicates otherwise.

ITEM	DEFINITION

ABR	Annualized Base Rent.

ADA	Americans with Disabilities Act of 1990.

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

IRS	Internal Revenue Service.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

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

Units	Limited partnership units in MIG IV.

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

                    Our General Partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation that has a class of securities listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 21 partnerships or similar investment funds, formed for the purpose of investing in properties during its 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds, if in the best interest of the Limited Partners. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2013, 2012, and 2011, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2013, our properties had an average occupancy of 93%.

OUR PORTFOLIO AND JOINT VENTURES

                    We wholly-own one property, we have a controlling interest (60%) in one property, and have non-controlling investments in three additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Four of the properties are multi-tenant retail properties and the fifth property consists of vacant land for development. Our four multi-tenant retail properties comprise approximately 1.1 million square feet of GLA. See “Item 2. Properties” for a more detailed description of our investments in properties.

                    The joint ventures are structured as limited partnerships in which we own interests. Each of these limited partnerships owns one of the four underlying properties. The general partner of each joint venture is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

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

OUR INVESTMENT OBJECTIVES

                    Our operating period ended in November 2013, and we have entered into our liquidation period. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics. We believe that the retail real estate market has experienced improvements. However, it is difficult to determine if the improvements experienced in 2013 will continue through 2014. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property that is planned for development; however, we have engaged a third party to market this property for potential sale or recapitalization. See Note 4 of the Notes to Consolidated Financial Statements.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014. Our recent sales by our joint venture of Woodlake Square and the single-tenant building and land parcel at Woodlake Pointe are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market opportunities to sell our operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

                    Although we believe that our strategic plan maximizes the value of our properties and is in the best interests of our Limited Partners, no assurances can be given that this strategy will be successful. An orderly liquidation of all of our properties will take years for our General Partner to complete and wind up our operations. Because of challenging real estate market conditions, it is possible that investors may not recover all of their original investment.

                    The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls if we are required to perform under certain guarantees (see Note 4 of the Notes to Consolidated Financial Statements) of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

                    As the sole owner of our General Partner, AmREIT has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell. For the properties that we own through a joint venture, AmREIT typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners. If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify AmREIT of our desire to sell such property. AmREIT will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both we and AmREIT, at our own cost and expense, will appoint a real estate appraiser with at least five years of full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed will be the sole appraiser and will determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. AmREIT will have 10 business days after the final determination of market value to elect to purchase the property.

Liquidity Challenges

                    Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

                    We have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

                    As of December 31, 2013, we have $403,000 in cash on hand. Our liquidity improved during 2013 due to the sale of Woodlake Square and our Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. We used a portion of the related sales proceeds to pay down approximately $4.0 million of our notes payable –related party.

                    During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after repayment of a $6.6 million mortgage and other closing costs. Our portion of the net cash proceeds, which was 60%, was $3.0 million. We recorded an impairment of $576,000 primarily related to the write-off of accrued rent. We used a portion of the net proceeds to repay approximately $1.9 million of notes payable - related party and retained the remainder of the proceeds as cash on hand.

                    On September 18, 2013, VIF II/AmREIT Woodlake, LP (“Woodlake LP”), sold Woodlake Square, a grocery-anchored, multi-tenant retail shopping center, to AmREIT for $41.6 million. We received approximately $2.0 million representing our proportional share, which is 6% of the net proceeds once the final distribution is made. We subsequently repaid approximately $2.0 million of notes payable - related party.

                    Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments were necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

                    Even with the above strategy, we may still incur individual setbacks and significant losses. Additionally, we may be required to perform under certain guarantees of our joint ventures or be unable to refinance certain debt as it comes due that could result in lender repossession of one or more properties owned by us and/or our joint ventures or we may be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

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

                    We may refinance one of our properties after it has increased in value or when more favorable terms are available. Refinancing may permit us to retain such property and, at the same time, generate distributions to our Partners, enable us to engage in renovation or remodeling activities, or make further acquisitions. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or payment of capital expenditures. We may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

                    We may borrow money from AmREIT or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

COMPETITION

                    All of our properties are located in geographic areas that include competing properties. The number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged. When pursuing acquisition, development and redevelopment opportunities, we also compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. Similarly, should we decide to dispose of any property, we may compete with third-party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

                    In operating and managing our properties, we compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. We had to utilize rent concessions and undertake tenant improvements during the economic downturn to a greater extent than we historically have done.

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

                    We have obtained Phase I Environmental Site Assessments or similar environmental audits from an independent environmental consultant for substantially all our properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records, interviews and visual inspection of the property; however, they have a limited scope (e.g., they do not include soil sampling or ground water analysis) and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted. Phase II environmental assessments generally involve the testing of soil, groundwater or other media and conditions. While environmental assessments conducted prior to acquiring our properties have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations, certain properties that we have acquired contain, or contained, uses that could have impacted our properties, including dry-cleaning establishments utilizing solvents or gas stations. Where we believed it was warranted, subsurface investigations or samplings of building materials were undertaken with respect to these and other properties. To date, the costs associated with these investigations and any subsequent remedial measures taken to address any identified impacts have not resulted in material costs. Prior to purchasing any properties in the future, we plan to conduct Phase I Environmental Site Assessments and other environmental investigations, if warranted.

Americans with Disabilities Act of 1990

                    Under the ADA, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA might require removal of structural barriers to handicapped access in certain public areas where such removal is “readily achievable.” We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Noncompliance with the ADA, however, could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

•

Our General Partner may receive compensation in the form of a brokerage commission for the work performed in the sale of our properties to third-party real estate investors, and our General Partner may have an incentive to sell a property even if not in the best interests of our Limited Partners.

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

                    We may, from time to time, sell some of our properties to AmREIT. As a result of the inherent conflict in such a sale, we will only sell a property to AmREIT if it agrees to pay the market value as determined by an independent appraisal process. In addition, we may borrow money from AmREIT or its affiliates. Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

CORPORATE OFFICE

                    Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

ITEM 1A.          RISK FACTORS.

                    Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

                    None.

ITEM 2.             PROPERTIES.

Real Estate Investment Properties

                    As of December 31, 2013, we have ownership interests in five properties. We wholly-own one property, we have a controlling interest (60%) in one property and have non-controlling investments in three properties through joint venture arrangements. We have included a description of the types of real estate in which we have invested and a summary of our investment policies and limitations on investment and the competitive conditions in which we operate under “Item 1. Business” above. We believe our properties are suitable for their intended use and are adequately insured.

                    As of December 31, 2013, we owned interests in the following properties, all of which are located in Texas:

Property	Location	Percent Owned	GLA	Percent Occupied (1)		ABR (2)
Consolidated Properties
Village on the Green	San Antonio, TX	100%	36,306	95%		$695,599
Woodlake Pointe (3)	Houston, TX	60%	82,120	100%		144,000
Total consolidated properties			118,426	99	%(6)	839,599

Joint Venture Properties (4)
Casa Linda	Dallas, TX	50%	324,569	83%		3,826,032
Cambridge & Holcombe(5)	Houston, TX	50%	-	-		-
Shadow Creek Ranch	Houston, TX	10%	613,109	98%		8,148,495
Total joint venture properties			937,678	93	%(6)	11,974,527
Total Properties			1,056,104	93	%(6)	$12,814,126

(1)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2013, divided by (ii) total GLA, expressed as a percentage.
(2)

ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013 by (ii) 12. ABR represents base rents in place on leases with rent having commenced as of December 31, 2013, and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	This property is planned for redevelopment, and, as of December 31, 2013, a portion of this property was occupied by a tenant with a temporary lease.
(4)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(5)	Property is vacant land and is planned for development.
(6)	Represents weighted average percent occupied, based on GLA.

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

                    Operating Properties - Our operating properties consist primarily of multi-tenant centers, mixed-use properties and, on a selective basis, free standing single-tenant properties. Of our five properties in which we own an interest, Casa Linda, Shadow Creek Ranch and Village on the Green are operating. These investments are primarily shopping centers that are grocery-anchored or mixed-use properties whose tenants consist of national, regional and local retailers. Our grocery-anchored shopping centers are anchored by an established grocery store operator in the region. Our mixed-use properties consists of a combination of office and hospitality tenants that are typically anchored by a combination of national and regional tenants that provide customer traffic and tenant draw for specialty and restaurant tenants that support the local consumer. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers.

                    Development and Redevelopment Properties - We have also invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing. As of December 31, 2013, our Cambridge & Holcombe property is planned for development; however, we have engaged a third party to market this property for potential sale or recapitalization. See Note 4 of the Notes to Consolidated Financial Statements. Our Woodlake Pointe property is planned for redevelopment.

                    During redevelopment our General Partner will hire a general contractor to provide construction and construction management services for each of our development and redevelopment projects. The general contractor will be entitled to fees for providing these services, and these fees may be paid on a fixed price basis or a cost plus basis. We have engaged ARIC, an affiliate of our General Partner, for construction management services related to our current redevelopment projects. In these cases, such services will be provided on terms and conditions no less favorable to us than can be obtained from independent third parties for comparable services in the same location.

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

Description of Our Wholly-Owned Properties

                    Village on the Green

                    On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased the Village on the Green property, a 36,306 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. The property has a 10-year mortgage loan with $5.8 million outstanding that bears an annual interest rate of 5.5% and matures in April 2017. As of December 31, 2013, major tenants of the Village on the Green property included Paesano’s Restaurant as the largest tenant occupying 8,300 square feet, Theo & Herb Designer Shoes, Alamo Heights Pediatrics and Rouse Dental Office.

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

                    During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for a total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the single-tenant building and land parcel for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. We received a distribution of $3.0 million on October 1, 2013 in connection with this sale.

                    Casa Linda

                    On December 8, 2006, through a joint venture arrangement with MIG III, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas. The property was purchased from an unaffiliated third-party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

                    During 2012, we and MIG III initiated a lease-up strategy at Casa Linda. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, for a four-year, non-recourse loan with an initial funding of approximately $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property.

                    Cambridge Holcombe

                    On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. The property was purchased from an unaffiliated third party. During 2011, the $8.1 million mortgage loan owed by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013, in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture extended the loan until March 2015 with a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. While we have classified this property as under development, we have engaged a third party to market this property for potential sale or recapitalization. We expect that the sales proceeds from a potential sale or recapitalization would be sufficient to pay off the loan in full.

                    Shadow Creek Ranch

                    On February 29, 2008, through a joint venture arrangement with an unaffiliated third party (80%) and AmREIT (10%), we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. The property was purchased from an unaffiliated third party. We obtained a seven-year mortgage loan from Metropolitan Life Insurance Company to fund $65.0 million of our investment in the Shadow Creek Ranch property. The loan bears an annual interest rate of 5.5% until its maturity in March 2015. As of December 31, 2013, the outstanding balance of the loan was $62.5 million.

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

Disposition of Woodlake Square

                    We and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, collectively owned a 10% ownership interest in VIF II/AmREIT Woodlake L.P., which owned the Woodlake Square property. We held a 6% ownership interest in the joint venture with a promoted interest in cash flows once an 11.65% preferred return threshold was met on the project. On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received a distribution of approximately $2.0 million representing our proportional share of the net proceeds from the sale.

Location of Properties and Concentration of Credit Risk

                    We have geographic concentration in our property holdings as all of our properties are located in Texas. The economies of the Texas metropolitan markets where we own investments have a significant impact on our cash flow and the value of our properties. Although a downturn in the economies of these metropolitan areas could adversely affect our business, general retail and grocery-anchored shopping centers that provide necessity-type items tend to be less sensitive to macroeconomic downturns. We also have tenant concentration in our properties. See Note 7 of the Notes to Consolidated Financial Statements.

                    The following table shows the tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2013, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Property	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Casa Linda
Albertson’s	Grocery	59,561	18%	2016
Woodlake Pointe
Urban Rug Company (1)	Furniture Retail	82,120	100	2014
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	25	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14	2022
Burlington Coat Factory	Clothing Retail	70,437	11	2022
Village on the Green
Paesano’s Restaurant	Dining	8,300	23	2014
Rouse Dental Office	Healthcare	4,499	12	2023
Alamo Heights Pediatrics	Healthcare	3,900	11	2015

(1)	Represents a temporary lease.

Lease Expirations

                    The following table shows lease expirations for our two consolidated properties as of December 31, 2013, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	1,710	-	-
2014 (2)	9	97,839	487,827	58%
2015	3	7,508	144,666	17%
2016	3	4,116	73,842	9%
2017	-	-	-	-
2018	2	2,754	49,572	6%
2019	-	-	-	-
2020	-	-	-	-
2021	-	-	-	-
2022	-	-	-	-
2023	1	4,499	83,692	10%
Totals	18	118,426	839,599	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, by (ii) 12.
(2)	Includes the expiration of a temporary lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe.

                    The following table shows lease expirations for our three non-consolidated properties as of December 31, 2013, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	69,854	-	-
2014	13	26,918	696,730	6%
2015	16	45,032	935,808	8%
2016	13	91,346	814,792	7%
2017	13	32,666	570,744	5%
2018	25	67,174	1,622,283	13%
2019	6	15,183	306,127	2%
2020	6	20,808	507,198	4%
2021	5	38,759	539,805	5%
2022	10	238,147	2,599,552	22%
2023	6	74,575	1,166,214	10%
Thereafter	10	217,216	2,215,274	18%
Totals	123	937,678	11,974,527	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2013, by (ii) 12.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

                    As of March 21, 2014, we had 1,988 Units outstanding, held by 820 Limited Partners.

                    There is no established public trading market for our Units. As of December 31, 2013, none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. We have not agreed to register under the Securities Act for sale by Limited Partners, and there were no Units that are being, or have been publicly proposed to be, publicly offered by us. No Units have been sold since we closed the Offering on March 31, 2008.

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

OVERVIEW AND EXECUTIVE SUMMARY

                    We are a Delaware limited partnership formed on October 10, 2006 to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use properties. Our general partner is a Delaware corporation and a wholly-owned subsidiary of AmREIT, an SEC reporting, Maryland corporation whose common stock is listed on the NYSE and that has elected to be taxed as a REIT. AmREIT and its predecessors have sponsored and advised 21 partnerships, or similar investment funds, formed for the purpose of investing in properties during its 29-year history. Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement. The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds. Our General Partner utilizes the services of AmREIT and its affiliates in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units.

                    Rental income accounted for 100% of our total revenue during the years ended December 31, 2013, 2012, and 2011, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2013, our properties had an average occupancy of 93%, and the average debt leverage ratio of the properties in which we have an investment was approximately 62%, with all of such debt carrying a fixed rate of interest.

Our Portfolio and Joint Ventures

                    As of December 31, 2013, we directly owned one property comprising 36,306 square feet of GLA, have a controlling interest in one property comprising 82,120 square feet of GLA, and owned joint venture interests in three additional properties comprising 937,678 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

                    The joint ventures are structured as limited partnerships in which we own interests. Each of these limited partnerships owns one of the four underlying properties. Each general partner is responsible for establishing policies and operating procedures with respect to the business and affairs of the underlying property. However, we and each of our joint venture partners must approve all significant decisions involving the properties, including decisions involving acquisitions and dispositions of properties, refinancing, operational budgets and significant capital improvements.

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

Impairment of Long Lived Assets

                    We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors which require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant credit-worthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. During 2013, we recorded an impairment loss upon the sale of a single-tenant building and land parcel at our Woodlake Pointe property. See Note 10 of the Notes to Consolidated Financial Statements.

Real Estate Redevelopment

                    Expenditures related to the redevelopment of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of one year from the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Depreciation

                    Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the life of the respective leases for tenant improvements. The determination of useful lives requires judgment and includes significant estimates which we reassess as circumstances warrant. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Investment in Non-Consolidated Entities

                    As of December 31, 2013, we had ownership interests in four real estate properties through joint ventures.  Although we exercise significant influence over the activities of these properties, we do not have a controlling financial interest in three of the four joint ventures.  Accordingly, our joint venture interests in these three properties are reported under the equity method.  Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed under “Revenue Recognition” above; however, we record our percentage interest in the earnings and losses of these entities on a net basis in income (loss) from non-consolidated entities on our consolidated statements of operations.

                    We review our investments in non-consolidated entities for other-than-temporary impairment. Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. No impairment charges were recognized during the years ended December 31, 2013, 2012 and 2011.

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

                    Dispositions - On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property. Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our company. The results of operations have been reported in discontinued operations. See Note 10 of the Notes to Consolidated Financial Statements.

                    Scheduled lease expirations - During 2014, 97,839 square feet of GLA (58% of the total GLA) of our two consolidated properties is scheduled to expire, 82,120 square feet of which is related to the expiration of a temporary lease with The Urban Rug Outlet at Woodlake Pointe, which is under redevelopment. Our leasing strategy for 2014 focuses on negotiating renewals for new leases with existing tenants, identifying and executing leases with new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals and redeveloping our Woodlake Pointe property.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

                    Revenue. Revenue decreased approximately $67,000 for the year ended December 31, 2013, as compared to 2012. The decrease is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012, with no such recoveries received in 2013.

                    Property expense. Property expense decreased $63,000 for the year ended December 31, 2013, as compared to 2012. The decrease is primarily due a $40,000 reduction in property tax consulting fees and a $10,000 reduction in property maintenance fees in 2013.

                    Interest expense. Interest expense decreased approximately $55,000 for the year ended December 31, 2013, as compared to 2012. This decrease is primarily related to a significant decrease in the weighted average outstanding balance of our notes payable – related party during 2013 due to our pay down of the loan from AmREIT using proceeds from the sale of our Woodlake Square property in the third quarter of 2013.

                    Income (loss) from non-consolidated entities. Income from non-consolidated entities was approximately $1.4 million during the year ended December 31, 2013, as compared to a loss of $1.1 million during 2012. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The resulting increase in income is primarily related to 1) the gain on sale of Woodlake Square, our portion of which was approximately $1.0 million, 2) a one-time gain on the favorable settlement of an environmental liability by our Casa Linda joint venture, our portion of which was $112,000, and 3) increased income associated with the lease-up of the Casa Linda and Woodlake Square (prior to its sale) properties as compared to the corresponding period in 2012. See further discussion of the sale of our investment in Woodlake Square in Note 4 of the Notes to Consolidated Financial Statements.

                    Loss from discontinued operations. Loss from discontinued operations increased approximately $288,000 during the year ended December 31, 2013, as compared to 2012. The increase is due to the impairment of $576,000 (primarily related to the write off of accrued rent) upon the sale of a single-tenant building and land parcel at our Woodlake Pointe property, partially offset by increased income from the fitness operator who was the sole tenant at our Woodlake Pointe property, and which opened for business during the fourth quarter of 2012.

                    Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $566,000 during the year ended December 31, 2013, as compared 2012. This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements. The increase in income was due to our portion of the gain on sale of Woodlake Square property ($1.0 million) offset by our portion of the impairment from the sale of a single-tenant building and land parcel ($576,000) at our Woodlake Pointe property.

Comparison of the year ended December 31, 2012, to the year ended December 31, 2011

                    Revenue. Revenue increased approximately $133,000 for the year ended December 31, 2012, as compared to 2011. The increase is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012.

                    Asset management fees – related party. Asset management fees – related party decreased approximately $186,000 for the year ended December 31, 2012, as compared to 2011. Our asset management fees are calculated based upon the net value of our assets, which decreased between the 2011 and the 2012 periods.

                    Property expense. Property expense increased $79,000 for the year ended December 31, 2012, as compared to 2011. The increase is primarily due a $94,000 property tax refund that was received during the third quarter of 2011, reducing 2011 property expense with no similar refund received during 2012.

                    Interest expense. Interest expense increased approximately $67,000 for the year ended December 31, 2012, as compared to 2011. This increase in interest is primarily related to an increase in our notes payable – related party.

                    Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $243,000 for the year ended December 31, 2012, as compared to 2011. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is attributable to an increase in occupancy at our Shadow Creek Ranch property, which resulted in an increase to net income of $926,000 (our portion of which was $93,000). Also contributing to the decrease is the sale of a parcel of land at our Woodlake Square property that occurred during the first quarter 2012, which resulted in a gain on sale of approximately $437,000 (our portion of which was $26,000).

                    Net loss attributable to non-controlling interests. Net loss attributable to non-controlling interests decreased approximately $119,000 for the year ended December 31, 2012, as compared to 2011. The decrease is primarily due to additional income received from a new tenant at our Woodlake Pointe property that opened for business during the further quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

                    Cash and cash equivalents are our primary sources of liquidity. As of December 31, 2013 and 2012, our cash and cash equivalents totaled approximately $403,000 and $129,000, respectively.

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

                    As a result, we have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4 of the Notes to the Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

                    Specific, transactions during 2013 that improved our liquidity were as follows:

•

On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building constructed for the national fitness tenant and a land parcel for $12.0 million to an unrelated third party. We received a distribution of $3.0 million on October 1, 2013 in connection with this sale.

•	On September 18, 2013, our Woodlake Square joint venture sold the Woodlake Square shopping center to AmREIT for $41.6 million, and we received a distribution for approximately $2.0 million.

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

                    During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38 million mortgage on the property on December 27, 2013, for a four-year, non-recourse loan with an initial funding of approximately $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property. The refinance helps secure our investment in Casa Linda to complete its lease-up activity and then opportunistically sell the property once it has stabilized.

                    Our Cambridge and Holcombe property, in which we own a 50% interest, is secured by $6.8 million mortgage loan that matures in March 2015. We and our joint venture partner are joint and several guarantors of up to 60% of the loan balance. We have engaged a third party who is broadly marketing the property for sale. We believe that the sales proceeds will be sufficient to repay the mortgage loan in full.

                    Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

Market Conditions

                    Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

                     While it is difficult to determine the breadth and duration of financial market problems and the many ways in which they may affect our tenants and our business, a general reduction in the level of tenant leasing or shifts in tenant leasing practices could adversely affect our business, financial condition, liquidity, results of operations, our redevelopment projects and future property dispositions. Additionally, if credit markets and/or debt or equity capital markets contract, our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense.

Our Historical Cash Flows

	2013	2012
Operating activities	$(411)	$(394)
Investing activities	13,329	(6,826)
Financing activities	(12,644)	6,927

                    Operating Activities - During the year ended December 31, 2013, net cash flows used in operating activities increased $17,000 as compared to 2012. This increase in operating cash outflows was primarily attributable to slower collections of accounts receivable partially offset by the increased income from discontinued operations related to the single tenant at our Woodlake Pointe property, which opened for business during the fourth quarter of 2012.

                    Investing Activities - Net cash flows provided by investing activities increased approximately $20.2 million during the year ended December 31, 2013, as compared to 2012. This increase in investing cash flows was due to the following:

•	Net proceeds received from the sale of the single-tenant building and land parcel at our Woodlake Pointe property of $11.6 million,

•	Distributions received from our non-consolidated entities of $3.6 million (primarily from the sale of the Woodlake Square property), and

•

A decrease in expenditures related to improvements to real estate of $5.5 million. During 2012 we had $6.1 million in expenditures primarily related to the construction of our single tenant building at our Woodlake Pointe property.

                    Financing Activities - Net cash flows used in financing activities increased approximately $19.6 million during the year ended December 31, 2013, as compared to 2012. The increase was primarily in cash was due to the following:

•	Repayment of notes payable of $6.8 million,

•	Repayments of notes payable – related party of $4.0 million,

•	Distributions to non controlling interests during 2013 of $3.4 million related to proceeds received from the sale of the single tenant building and land parcel at our Woodlake Pointe property, and

•

A decrease in proceeds received from notes payable of $5.6 million. During 2012, the majority of our expenditures for improvements to real estate were funded through borrowings under a construction loan.

Future Contractual Obligations

                    As of December 31, 2013, we had the following contractual long-term mortgage debt obligations (see also Note 6 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by Year	Principal	Loan maturities	Interest (1)	Total payments
2014	$102	$-	$321	$423
2015	108	-	316	424
2016	113	-	310	423
2017	30	5,442	101	5,573
Total	$353	$5,442	$1,048	$6,843

(1)	Interest expense includes our interest obligations as of December 31, 2013, and does not assume the refinancing of any maturing debt.

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

Off-Balance Sheet Arrangements

                    As of December 31, 2013, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee. We also serve as the joint and several guarantor of debt in the amount of $24.1 million that is the primary obligation of our non-consolidated joint ventures. Included in this amount is $4.1 million related to our Cambridge & Holcombe joint venture and $20.0 million related to our Shadow Creek Ranch joint venture, both of which mature in March 2015.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                    Not applicable.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Our consolidated financial statements, including the notes and financial schedule thereto, and the report of our independent auditors are included in this Annual Report on Form 10-K beginning at page F-1 and are incorporated herein by reference.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                    None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

                    Under the supervision and with the participation of our General Partner’s CEO and CFO, our principal executive officer and principal financial officer respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2013.  Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of December 31, 2013, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

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

                    Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of AmREIT’s CEO and CFO, who are our principal executive officer and principal financial officer, respectively, conducted an evaluation of the effectiveness of AmREIT’s internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

                    There has been no change to our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
H. Kerr Taylor	63	Chairman, President and Chief Executive Officer
Chad C. Braun	41	Executive Vice President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary
Brett P. Treadwell	44	Senior Vice President – Finance

                    H. Kerr Taylor. As founder, Chairman of our General Partner’s Board of Directors and Chief Executive Officer, Mr. Taylor is responsible for overseeing the building of its fine team of professionals, cultivating its “5C” corporate culture, directing its strategic initiatives and expanding its investor and partner relationships. Since founding AmREIT in 1985, Mr. Taylor has led the growth of its team from three to more than 50 professionals, has grown its property portfolio to approximately $1 billion of real estate assets and has increased its investor base to more than 6,000 stockholders and partners. Mr. Taylor was selected and is qualified to serve as the chairman of its Board of Directors because of his intimate knowledge of AmREIT and its affiliated companies and his extensive experience within the real estate industry.

                    Education

•	Bachelor of Arts degree from Trinity University

•	Masters of Business Administration from Southern Methodist University

•	Doctor of Jurisprudence from South Texas College of Law

•	Post baccalaureate studies at the College of Biblical Studies and Harvard Business School

                    Industry Commitments

•	Board member of Houston’s Uptown District

•	Past board member of Park National Bank (now Frost Bank)

•	Lifetime member of the International Council of Shopping Centers

•	Member, Urban Land Institute

•	Member, Texas Bar Association

                    Community Commitments

•	Chairman of the Board and founder of Pathways for Little Feet

•	Past Chairman of the Board of LifeHouse of Houston

•	Past Co-Chairman of the Board of Millennium Relief and Development, Inc.

•	Elder of First Presbyterian Church and Chairman of its Strategic Planning Committee

                    Chad C. Braun. As our General Partner’s Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Mr. Braun is responsible for leading the corporate finance and accounting team as well as our General Partner’s equity capital and debt structuring initiatives. Mr. Braun has served as its Executive Vice President, Chief Financial Officer, Treasurer and Secretary since 2002 and as its Chief Operating Officer since March 2011. Mr. Braun joined us in 1999 and has helped lead its growth to approximately $1 billion in real estate assets. Prior to joining us in 1999, Mr. Braun served as a manager in the real estate advisory services group at Ernst & Young LLP where he provided extensive consulting and audit services to a number of real estate investment trusts, private real estate companies and other Fortune 500 companies.

                    Education

•	Bachelor of Business Administration degree in accounting and in finance from Hardin-Simmons University

•	Certified Public Accountant in the State of Texas

                    Industry Commitments

•	Member, National Association of Real Estate Investment Trusts

•	Member, Texas Society of Certified Public Accountants

                    Community Commitments

•	Vice Chairman, Stewardship Committee of Metropolitan Baptist Church in Houston, Texas

•	Member, Finance & Strategic Planning Committee of Cypress Christian School in Cypress, Texas

•	Board President, Cypress Christian School in Cypress, Texas

                    Brett P. Treadwell. Mr. Treadwell serves as our General Partner’s Senior Vice president of Finance and Chief Accounting Officer. Mr. Treadwell has served in his current positions since joining AmREIT in 2004. He is responsible for overseeing the daily activities of the Finance Team and assist in establishing and executing AmREIT’s strategic financial initiatives. Mr. Treadwell has over 20 years of accounting and financial experience and prior to joining us in 2004, he served as a senior manager with Arthur Andersen LLP and with PricewaterhouseCoopers, LLP. He has provided extensive audit services, regularly dealt with both debt and equity offerings for publicly traded and privately owned clients in various industries and has strong experience with SEC reporting and registration statements and offerings.

                    Education

•	Mr. Treadwell graduated Magna Cum Laude from Baylor University with a Bachelor of Business Administration and subsequently earned the CPA designation

                    Industry Commitments

•	Member, National Association of Real Estate Investment Trusts

•	Member, Texas Society of Certified Public Accountants

                    Community Commitments

•	Member, Chapelwood United Methodist Church

•	Member, Audit Committee of Ronald McDonald House

•	Advisory Board Member - Baylor Business Network of Houston

Section 16(a) Beneficial Ownership Reporting Compliance

                    Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2013, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013.

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

                    We have no officers or directors. Our General Partner owns our sole general partner interest and also owns our Units. None of the officers of our General Partner owns any of our 32 Units.

                    As of March 21, 2014, there were 1,988 Units issued and outstanding owned by 820 Limited Partners.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

                    Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $954,000 and $1.2 million in property management and leasing fees to one of our affiliated entities for the fiscal years ended December 31, 2013 and 2012, respectively.

For the year ended December 31,
Type and Recipient	Determination of Amount	2013	2012

Asset Management Fee - General Partner

A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.

		$ 153,552	$ 153,552

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	No amounts have been paid

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

		No amounts have been paid	No amounts have been paid

For the year ended December 31,
Type and Recipient	Determination of Amount	2013	2012

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

		$ 86,529	$ 238,790

Interest expense on notes payable- related party	We incur interest on amounts loaned to us by our General Partner. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of our notes payable- related party.	$ 103,918	$ 152,285

Reimbursement of Operating Expenses - General Partner

We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.

		$ 278,915	$ 284,711

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	No amounts have been paid	No amounts have been paid

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

Joint Ventures with Affiliates

                    As of December 31, 2013, we had entered into three joint ventures with our affiliates.

                    In December 2006, we acquired a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda, a multi-tenant retail property located in Dallas, Texas. The remaining 50% is owned by MIG III, our affiliate.

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

                    On September 18, 2013, Woodlake LP, which owned Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet, sold its Woodlake Square property to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received approximately $2.0 million representing our proportional share of the net proceeds. Prior to its sale, we held a 6% interest in this joint venture. The remaining 94% was owned by the third-party institutional partner (90%), ARIC (1%) and MIG III (3%).

Directors

                    We have no directors and are managed by our General Partner. H. Kerr Taylor is the sole director of our General Partner.

Loans from Affiliates

                    As of December 31, 2013 and 2012, we had $1.1 million and $3.7 million, respectively, that was owed to AmREIT in notes payable – related party. See also Note 6 of the Notes to Consolidated Financial Statements. We borrowed an additional $860,000 from AmREIT during the first quarter of 2013, primarily to fund the payment of property taxes and to fund tenant improvements and leasing commissions for our lease-up strategy at Casa Linda. During 2013, we repaid approximately $4.0 million in notes payable-related party.

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

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

                    KPMG LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2013. The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2013 and 2012.

Audit Fees

                    The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, totaled $150,000 and $138,500, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

                    The services that have been performed by KPMG have been limited to audit services. Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2013 and 2012.

Audit Committee’s Pre-Approval Policies and Procedures

                    The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2013 and 2012.

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

3.2

Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated effective November 15, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10 dated April 29, 2008).

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

10.3	Purchase Agreement and Escrow Instructions between AmREIT Woodlake Pointe I, LP as Seller and Series C, LLC as buyer dated April 5, 2013 (filed herewith).
31.1	Certification of the Principal Executive Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

31.2	Certification of the Principal Financial Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner
Date: March 21, 2014
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

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income & Growth Fund IV, L.P.:

          We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 21, 2014

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	December 31, 2013	December 31, 2012

ASSETS
Real estate investments at cost:
Land	$7,505	$12,613
Buildings	12,925	14,483
Tenant improvements	360	4,678
	20,790	31,774
Less accumulated depreciation and amortization	(2,814)	(2,408)
	17,976	29,366

Investment in non-consolidated entities	8,211	9,222
Acquired lease intangibles, net	21	35
Net real estate investments	26,208	38,623

Cash and cash equivalents	403	129
Tenant and accounts receivables, net	83	295
Accounts receivable - related party	419	75
Notes receivable, net	9	-
Deferred costs, net	73	576
Other assets	160	138
TOTAL ASSETS	$27,355	$39,836

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,795	$12,140
Notes payable - related party	1,091	3,658
Accounts payable and other liabilities	301	459
Accounts payable - related party	241	405
Acquired below-market lease intangibles, net	4	6
Security deposits	43	41
TOTAL LIABILITIES	7,475	16,709

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 Units outstanding at December 31, 2013 and 2012	15,829	16,333
TOTAL PARTNERS’ CAPITAL	15,829	16,333

Non-controlling interests	4,051	6,794
TOTAL CAPITAL	19,880	23,127

TOTAL LIABILITIES AND CAPITAL	$27,355	$39,836

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2013, 2012 and 2011
(in thousands, except for per Unit data)

	2013	2012	2011

Revenues:
Rental income from operating leases	$997	$1,064	$931
Total revenues	997	1,064	931

Expenses:
General and administrative	79	92	70
General and administrative - related party	279	285	284
Asset management fees - related party	154	154	340
Property expense	435	498	419
Property management fees - related party	47	45	44
Legal and professional	216	229	246
Depreciation and amortization	539	516	543
Total operating expenses	1,749	1,819	1,946

Operating loss	(752)	(755)	(1,015)

Other income (expense):
Interest and other income	12	-	2
Interest expense	(434)	(489)	(422)
Income (loss) from non-consolidated entities	1,359	(1,063)	(1,306)
Margin tax benefit	6	-	-
Total other income (expense)	943	(1,552)	(1,726)

Income (loss) from continuing operations	191	(2,307)	(2,741)

Income (loss) from discontinued operations:	(229)	59	(1)

Net loss, including non-controlling interests	(38)	(2,248)	(2,742)

Net (income) loss attributable to non-controlling interests	(466)	100	219

Net loss attributable to partners	$(504)	$(2,148)	$(2,523)

Weighted average Units outstanding	1,988	1,988	1,988
Net loss per Unit
Income (loss) from continuing operations	$96.08	$(1,160.46)	$(1,378.77)
Loss from discontinued operations	$(115.19)	$29.68	$(0.50)
(Income) loss attributable to non-controlling interests	$(234.41)	$50.30	$110.16
Net loss attributable to partners	$(253.52)	$(1,080.48)	$(1,269.11)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2010	$-	$21,004	$6,879	$27,883

Net loss, including non-controlling interests (1)	-	(2,523)	(219)	(2,742)
Contributions from non-controlling interests	-	-	137	137

Balance at December 31, 2011	$-	$18,481	$6,797	$25,278

Net loss, including non-controlling interests (1)	-	(2,148)	(100)	(2,248)
Contributions from non-controlling interests	-	-	97	97

Balance at December 31, 2012	$-	$16,333	$6,794	$23,127

Net income (loss), including non-controlling interests (1)	-	(504)	466	(38)
Contributions from non-controlling interests	-	-	147	147
Distributions to non-controlling interests	-	-	(3,356)	(3,356)

Balance at December 31, 2013	$-	$15,829	$4,051	$19,880

(1)

The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $5, $21 and $25 for the 2013, 2012 and 2011 periods. The cumulative curative allocation since inception of the Partnership is $277. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss, including non-controlling interests	$(38)	$(2,248)	$(2,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of investment property	576	-	-
Bad debt expense	13	30	31
Loss (income) from non-consolidated entities	(1,359)	1,063	1,306
Depreciation and amortization	650	579	539
Decrease (increase) in tenant and accounts receivable	(334)	(115)	41
(Increase) decrease in accounts receivable - related party	(5)	(95)	75
Decrease (increase) in deferred costs	-	-	(155)
(Increase) decrease in other assets	(22)	3	58
Increase (decrease) in accounts payable and other liabilities	(88)	(411)	(321)
Increase (decrease) in accounts payable - related party	194	802	649
Increase (decrease) in security deposits	2	(2)	(29)
Net cash used in operating activities	(411)	(394)	(548)

Cash flows from investing activities:
Improvements to real estate	(613)	(6,111)	(160)
Payments received on notes receivable	18	-	2
Advances to related party	(202)	-	-
Investment in non-consolidated entities	(1,175)	(1,002)	(722)
Distributions from non-consolidated entities	3,573	143	146
Net proceeds from sale of interest in an investment property	11,584	-	-
Net proceeds applied to land basis	144	144	239
Net cash provided by (used in) investing activities	13,329	(6,826)	(495)

Cash flows from financing activities:
Proceeds from notes payable	460	6,028	220
Payments on notes payable	(6,805)	(90)	(85)
Proceeds from notes payable - related party	860	892	-
Payments on notes payable - related party	(3,950)	-	-
Loan acquisition costs	-	-	(116)
Contributions from non-controlling interests	147	97	137
Distributions to non-controlling interests	(3,356)	-	-
Net cash provided by (used in) financing activities	(12,644)	6,927	156

Net increase (decrease) in cash and cash equivalents	274	(293)	(887)
Cash and cash equivalents, beginning of period	129	422	1,309
Cash and cash equivalents, end of period	$403	$129	$422

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$496	$333	$337
Taxes	$6	$6	$-

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$172	$348	$267

Reclassification from accounts payable - related party to notes payable - related party	$523	$740	$735

Reclassification from accounts receivable to notes receivable	$137	$-	$15

Construction fees included in accounts payable	$28	$82	$127

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation whose common stock is listed on the NYSE and that has elected to be taxed as a REIT. As of December 31, 2013, our investments included a wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising approximately 938,000 square feet of GLA.

          Our operating period ended in November 2013, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of December 31, 2013, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          Over the past several years, our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent, severe recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

          We have faced significant liquidity challenges over the last several years. However, we have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4) and/or (5) obtaining funds through additional borrowings from AmREIT.

          As of December 31, 2013, we have $403,000 in cash on hand. Our liquidity improved during 2013 due to the sale of Woodlake Square and our Woodlake Pointe joint venture’s sale of a portion of its Woodlake Pointe property. We used a portion of the related sales proceeds to pay down approximately $4.0 million of our notes payable –related party.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million for the potential acquisition of an adjacent property.

          On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after repayment of a $6.6 million mortgage and other closing costs. Our portion of the net cash proceeds, which was 60%, was $3.0 million. We recorded an impairment of $576,000 primarily related to the write-off of accrued rent. We used a portion of the net proceeds to repay approximately $1.9 million of notes payable - related party and retained the remainder of the proceeds as cash on hand.

          On September 18, 2013, VIF II/AmREIT Woodlake, LP (“Woodlake LP”), sold Woodlake Square, a grocery-anchored, multi-tenant retail shopping center, to AmREIT for $41.6 million. We received approximately $2.0 million representing our proportional share, which is 6% of the net proceeds once the final distribution is made. We subsequently repaid approximately $2.0 million of notes payable - related party.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan through a combination of the foregoing liquidity initiatives. There is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments were necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

Strategic Plan

          To navigate these challenging market conditions during our liquidation period, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property that is planned for development; however, we have engaged a third party to market this property for potential sale or recapitalization. See Note 4.

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners; however, this most likely will not occur until we begin to sell our real estate assets.

•

Sell our properties opportunistically, likely beginning in 2014. Our recent sales by our joint venture of Woodlake Square and the single-tenant building and land parcel at Woodlake Pointe are recent examples of our execution of this strategy. However, once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner has in good faith begun to review market opportunities to sell our operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interests of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. See Note 4. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2013, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

          Certain immaterial reclassifications have been made to our Consolidated Statements of Operations for the year ended December 31, 2013, to conform to current period presentation. The items had no impact on previously reported net income (loss), our Consolidated Balance Sheet or Consolidated Statement of Cash Flow. See also Note 10 for a discussion of our presentation of discontinued operations.

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

Receivables and Allowance for Uncollectible Accounts

          Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2013 and 2012, our allowance for uncollectible accounts related to our tenant receivables was $8,000 and $32,000, respectively.

          Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable. During the years ended December 31, 2013, 2012 and 2011, we capitalized interest and property taxes in the amount of $172,000, $348,000, and $267,000, respectively, on properties under development or redevelopment.

Depreciation

          Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the term of the lease for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring.

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. During 2013, we recorded an impairment loss of $576,000 upon the sale of a single-tenant asset and land parcel at our Woodlake Pointe property. See Note 10. No impairment charges were recognized during the years ended December 31, 2012 and 2011.

Deferred Costs

          Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term. If a lease is terminated early, or if a loan is repaid prior to maturity, the unamortized costs will be expensed. Accumulated amortization related to loan acquisition costs totaled $23,000 and $39,000 as of December 31, 2013 and 2012, respectively. Accumulated amortization related to leasing costs totaled $64,000 and $57,000 as of December 31, 2013 and 2012, respectively.

Income Taxes

          No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2013, 2012 and 2011, we recorded a state income tax benefit of $6,000, $0 and $0, respectively.

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

          In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We estimated the market rate for our fixed rate debt to be approximately 3.0%, and we estimated that our variable-rate debt fair value approximates its carrying value as of December 31, 2013. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2013 and 2012, the carrying value of debt obligations associated with our consolidated entities was approximately $5.8 million and $12.1 million, respectively, with an estimated fair value of $6.3 million and $12.6 million, respectively.

          Non-Recurring Fair Value Measurements, Impairment – We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. During 2013, we recorded an impairment loss of $576,000 upon the sale of a single-tenant asset and land parcel at our Woodlake Pointe property. The impairment was determined as the anticipated net sales proceeds less the book value of assets sold, including accrued rent. See Note 10. No impairment charges were recognized during the years ended December 31, 2012 and 2011. We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

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

          Our operating leases range from one month to twenty-five years and generally include one or more five-year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under non-cancelable operating leases in existence at December 31, 2013, is as follows (in thousands):

Year	Minimum base rents
2014	$586
2015	302
2016	161
2017	145
2018	123
Thereafter	436
$1,753

          Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements, excluding discontinued operations, recognized as revenue totaled $324,000, $398,000 and $258,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

4.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          We have investments in four non-consolidated entities through which we own an interest in three properties that we report under the equity method of accounting due to our ability to exercise significant influence over them. As of December 31, 2013 and 2012, our investments in non-consolidated entities are as follows ($ in thousands):

Investment	Ownership	2013	2012
Casa Linda	50%	$3,104	$2,707
Cambridge & Holcombe	50%	894	675
Shadow Creek Ranch	10%	3,996	4,214
Woodlake Square	6%	217	1,626
Total		$8,211	$9,222

          Casa Linda - On December 8, 2006, through a joint venture arrangement with MIG III, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas. The property was purchased from an unaffiliated third party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

          During 2012, we and MIG III initiated a lease-up strategy at Casa Linda. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. To date, the joint venture has incurred approximately $1.3 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage loan on the property on December 27, 2013, with a four-year, non-recourse loan with an initial funding of approximately $38.0 million and a future funding of approximately $4.5 million for the potential acquisition of an adjacent property.

          During 2013, Casa Linda recorded a one-time gain on the favorable settlement of an environmental liability of $224,000, our portion of which was $112,000.

          In December of 2013, the joint venture entered into an interest rate cap on its $38.0 million mortgage. The mortgage carries a floating interest rate which has been capped at 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities on our consolidated statements of operations. For the year ended December 31, 2013, our portion of the increase in fair value totaled $11,000.

          Cambridge & Holcombe - On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party. This vacant land is located in the Texas Medical Center in Houston, Texas. The property was purchased from an unaffiliated third party. During 2011, the $8.1 million mortgage loan owed by our Cambridge Holcombe joint venture matured unpaid. On April 26, 2012, the joint venture successfully extended this debt until March 27, 2013, in exchange for a 10% principal reduction on the note and payment of accrued interest. Our portion of this payment (50%) was $536,000, which was funded through a loan from AmREIT. The joint venture extended the loan until March 2015 with a joint and several guaranty by us and our joint venture partner of 60% of the loan balance. While we have classified this property as under development, we have engaged a third party to market this property for potential sale or recapitalization. We expect that the sales proceeds from a potential sale or recapitalization would be sufficient to pay off the loan in full.

          Shadow Creek Ranch - On February 29, 2008, through a joint venture arrangement with an unaffiliated third party (80%) and AmREIT (10%), we acquired a 10% interest in the Shadow Creek Ranch property, a 624,013 square foot retail shopping center located in Pearland, Texas. The property was purchased from an unaffiliated third party. We obtained a seven-year mortgage loan from Metropolitan Life Insurance Company to fund $65.0 million of our investment in the Shadow Creek Ranch property. The loan bears an annual interest rate of 5.48% until its maturity in March 2015. As of December 31, 2013, the outstanding balance of the loan was $62.5 million.

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

          Woodlake Square – We and our affiliated joint venture partners on our Woodlake Square property, MIG III and ARIC, collectively owned a 10% ownership interest in VIF II/AmREIT Woodlake L.P., which owned the Woodlake Square property. We held a 6% ownership interest in the joint venture with a promoted interest in cash flows once an 11.65% preferred return threshold was met on the project. On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received a distribution of approximately $2.0 million representing our proportional share of the net proceeds from the sale.

          Combined condensed financial information for our non-consolidated entities (at 100%) as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	As of December 31,
Combined balance sheets (in thousands)	2013	2012
Assets
Property, net	$140,625	$174,089
Cash	2,744	2,428
Other assets	19,506	22,788
Total assets	$162,875	$199,305

Liabilities and partners’ capital
Notes payable	$107,211	$124,858
Other liabilities	10,625	12,705
Partners’ capital	45,039	61,742
Total liabilities and partners’ capital	$162,875	$199,305

MIG IV share of net assets	$8,211	$9,222

	For the year ended December 31,
Combined Statements of Operations (in thousands)	2013	2012	2011
Revenues
Total revenues	$29,119	$17,787	$15,714

Expenses
Depreciation and amortization	6,577	7,040	6,684
Interest	6,336	6,660	6,922
Other	6,952	6,519	6,572
Total expenses	$19,865	$20,219	$20,178

Net income (loss)	$9,254	$(2,432)	$(4,464)

MIG IV share of net income (loss)	$1,359	$(1,063)	$(1,306)

5.	ACQUIRED LEASE INTANGIBLES

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

          Acquired in-place lease and above and below market lease values and their respective accumulated amortization as of December 31, 2013 and 2012, are as follows (in thousands):

	As of December 31,
	2013	2012
Acquired lease intangible assets:
In-place leases	$473	$546
In-place leases - accumulated amortization	(452)	(511)
Above-market leases	10	13
Above-market leases - accumulated amortization	(10)	(13)
Acquired lease intangibles, net	$21	$35

	As of December 31,
	2013	2012
Acquired lease intangible liabilities:
Below-market leases	$(90)	$(106)
Below-market leases - accumulated accretion	86	100
Acquired below-market lease intangibles, net	$(4)	$(6)

          The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		For the year ended December 31,
	Presentation	2013	2012	2011
In-place leases	amortization expense	$15	$15	$30
Below-market leases	increase in rental income	3	3	9

          The estimated aggregate amortization amounts from acquired lease intangibles for each of the next two years are as follows (in thousands):

Scheduled amortization by year	Amortization expense (in-place leases)	Rental income (above and below- market leases)
2014	15	3
2015	6	1
Totals	$21	$4

6.	NOTES PAYABLE

          Our outstanding debt due to unrelated third parties at December 31, 2013, consisted of a fixed-rate mortgage loan of $5.8 million secured by the Village on the Green property. Our outstanding debt due to unrelated third parties at December 31, 2012 consisted of a fixed-rate mortgage loan of $5.9 million secured by the Village on the Green property and a variable-rate $6.2 million construction loan secured by our Woodlake Pointe property.

          As of December 31, 2013, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2014	$102	$-	$102
2015	108	-	108
2016	113	-	113
2017	30	5,442	5,472
Total	$353	$5,442	$5,795

          The Village on the Green note payable is a fixed-rate mortgage loan that bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. Our Woodlake Pointe construction loan was paid in full upon the sale of the property on September 30, 2013. See Note 10.

          As of December 31, 2013, we serve as the guarantor of debt in the amount of $24.1 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantor matures in March 2015. We have not accrued any liability with respect to these guarantees as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

          Notes Payable – Related Party – As of December 31, 2013 and 2012, the balance of our notes payable – related party was $1.1 million and $3.7 million, respectively. The note accrues interest monthly at 2.78% and is secured by our investment interest in the Woodlake Pointe property.

7.	CONCENTRATIONS

          As of December 31, 2013 and 2012, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the years ended December 31, 2013, 2012 and 2011. The following table details the base rents generated by our top five tenants during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year ended December 31,
Tenant	2013	2012	2011
LA Fitness (1)	$718	$204	$-
Paesano’s	197	197	197
Alamo Heights Pediatrics	71	71	71
Rouse Dental	70	56	51
The Mutual Fund Store	35	35	35
Totals	$1,091	$563	$354

(1)

LA Fitness occupied the newly constructed building at our Woodlake Pointe property, which was sold on September 30, 2013. See Note 10. We will receive no further rent from this tenant in future reporting periods.

8.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

9.	RELATED PARTY TRANSACTIONS

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
Type of service	2013	2012	2011
Asset management fees	$154	$154	$340
Development and acquisition fees	-	258	-
Interest expense - related party	104	152	81
Property management fees	47	45	44
Leasing costs	39	194	149
Administrative costs reimbursements	279	285	284
	$623	$1,088	$898

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid a total of $954,000, $1.2 million, and $1.2 million in property management and leasing fees to one of our affiliated entities for the years ended December 31, 2013, 2012 and 2011, respectively. See also Note 4 regarding investments in non-consolidated entities.

10.	REAL ESTATE DISPOSITIONS

          Woodlake Pointe - On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after repayment of a $6.6 million mortgage and other closing costs. Our portion of the net cash proceeds, which was 60%, was $3.0 million. We recorded an impairment of $576,000 primarily related to the write-off of accrued rent. We used a potion of the net proceeds to repay approximately $1.9 million of notes payable - related party and retained the remainder of the proceeds as cash on hand.

          Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties and business has been reclassified as discontinued operations in the accompanying statements of operations for all periods presented.

          The following table is a summary of our discontinued operations for the years ended December 31, 2013, 2012 and 2011 (in thousands, except for per Unit data):

	2013	2012	2011
Revenues:
Rental income from operating leases	$882	$204	$-
Total revenues	882	204	-

Expenses:
General and administrative	-	1	-
Property expense	192	33	-
Legal and professional	66	8	-
Depreciation and amortization	94	49	-
Other expense (income)	183	54	1
Impairment	576	-	-
Total expenses	1,111	145	1

Income (loss) from discontinued operations, net of tax	(229)	59	(1)

Basic and diluted income from discontinued operations per Unit	$(115.19)	$29.68	$(0.50)

          Woodlake Square - As of December 31, 2012, we owned a 6% interest in Woodlake LP, which owned Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% was owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). On September 18, 2013, Woodlake LP sold Woodlake Square to AmREIT for $41.6 million based on arm’s-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received approximately $2.0 million representing our proportional share of the net proceeds. See Note 4 for a discussion of our investment activity since our inception with respect to our non-consolidated entities.

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

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2013

	Initial Cost			Total Cost
Property Description	Building and Improvements	Land	Cost Capitalized Subsequent to Acquisition	Building and Improvements	Land	Total	Accumulated Depreciation	Date Acquired	Encumbrances
Woodlake Pointe	7,617,318	8,845,089	(4,533,185)	7,557,468	4,371,754	11,929,222	(1,599,953)	11/21/2007	-
Village on the Green	5,468,698	3,133,574	258,725	5,727,423	3,133,574	8,860,997	(1,213,912)	3/25/2008	5,795,146
Total	$13,086,016	$11,978,663	$(4,274,460)	$13,284,891	$7,505,328	$20,790,219	$(2,813,865)		$5,795,146

Activity within real estate and accumulated depreciation during the three years ended December 31, 2013 are as follows:

	Cost	Accumulated Depreciation
Balance at December 31, 2010	$25,603,500	$1,446,215
Acquisitions / additions	359,965	-
Disposals	(215,505)	(37,295)
Depreciation expense	-	482,158
Balance at December 31, 2011	$25,747,960	$1,891,078
Acquisitions/additions	6,032,271	-
Disposals	(6,040)	(6,040)
Depreciation expense	-	523,303
Balance at December 31, 2012	$31,774,191	$2,408,341
Acquisitions/additions	592,539	-
Disposals	(11,576,511)	(178,106)
Depreciation expense	-	583,630
Balance at December 31, 2013	$20,790,219	$2,813,865

S-1