Form 10-Q
period 2014-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2014-05-14
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three months ended March 31, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,451	$7,505
Buildings	12,925	12,925
Tenant improvements	299	360
	20,675	20,790
Less accumulated depreciation and amortization	(2,868)	(2,814)
	17,807	17,976

Investment in non-consolidated entities	8,231	8,211
Acquired lease intangibles, net	—	21
Net real estate investments	26,038	26,208

Cash and cash equivalents	464	403
Tenant and accounts receivables, net	34	83
Accounts receivable - related party	19	419
Notes receivable, net	6	9
Deferred costs, net	69	73
Other assets	231	160
TOTAL ASSETS	$26,861	$27,355

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,769	$5,795
Notes payable - related party	1,216	1,091
Accounts payable and other liabilities	210	301
Accounts payable - related party	334	241
Acquired below-market lease intangibles, net	—	4
Security deposits	43	43
TOTAL LIABILITIES	7,572	7,475

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at
March 31, 2014 and December 31, 2013	15,233	15,829
TOTAL PARTNERS’ CAPITAL	15,233	15,829

Non-controlling interests	4,056	4,051
TOTAL CAPITAL	19,289	19,880

TOTAL LIABILITIES AND CAPITAL	$26,861	$27,355

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended March 31,
	2014	2013

Revenues:
Rental income from operating leases	$244	$252
Total revenues	244	252

Expenses:
General and administrative	8	22
General and administrative - related party	70	64
Asset management fees - related party	64	38
Property expense	184	115
Property management fees - related party	11	11
Legal and professional	79	57
Depreciation and amortization	168	129
Total operating expenses	584	436

Operating loss	(340)	(184)

Other income (expense):
Interest expense	(89)	(112)
Income (loss) from non-consolidated entities	(152)	(200)
Total other income (expense)	(241)	(312)

Income (loss) from continuing operations	(581)	(496)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	(10)	25
Income (loss) from discontinued operations	(10)	25

Net income (loss), including non-controlling interests	(591)	(471)

Net (income) loss attributable to non-controlling interests	(5)	52

Net income (loss) attributable to partners	$(596)	$(419)

Weighted average Units outstanding	1,988	1,988
Net income (loss) per Unit
Income (loss) from continuing operations	$(292.25)	$(249.50)
Income (loss) from discontinued operations	(5.03)	12.58
(Income) loss attributable to non-controlling interests	(2.52)	26.16
Net income (loss) attributable to partners	$(299.80)	$(210.76)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the three months ended March 31, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2013	$—	$15,829	$4,051	$19,880

Net income (loss) attributable to partners (1)	—	(596)	5	(591)

Balance at March 31, 2014	$—	$15,233	$4,056	$19,289

(1)

The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $6 for the period. The cumulative curative allocation since inception of the Partnership is $283. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$(591)	$(471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	40	1
(Income) Loss from non-consolidated entities	152	200
Depreciation and amortization	168	230
(Increase) decrease in tenant and accounts receivable	9	(132)
(Increase) decrease in accounts receivable - related party	—	(217)
(Increase) decrease in other assets	(71)	(87)
Increase (decrease) in accounts payable and other liabilities	(73)	(149)
Increase (decrease) in accounts payable - related party	144	23
Net cash used in operating activities	(222)	(602)

Cash flows from investing activities:
Improvements to real estate	(32)	(504)
Payments received on notes receivable	3	—
Repayments from related party	474	—
Investment in non-consolidated entities	(272)	(128)
Distributions from non-consolidated entities	100	50
Net proceeds applied to land basis	36	36
Net cash provided by (used in) investing activities	309	(546)

Cash flows from financing activities:
Proceeds from notes payable	—	460
Payments on notes payable	(26)	(25)
Proceeds from notes payable - related party	—	860
Contributions from non-controlling interests	—	146
Net cash provided by (used in) financing activities	(26)	1,441

Net increase (decrease) in cash and cash equivalents	61	293
Cash and cash equivalents, beginning of period	403	129
Cash and cash equivalents, end of period	$464	$422

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$81	$132

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$18	$49

Reclassification from accounts payable - related party to notes payable - related party	$125	$132

Construction fees included in accounts payable	$—	$15

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation whose common stock is listed on the NYSE and that has elected to be taxed as a REIT. As of March 31, 2014, our investments included a wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising 937,678 square feet of GLA.

          Our operating period ended in November 2013, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of March 31, 2014, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          As of March 31, 2014, we have $464,000 in cash on hand. During 2013, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these transactions improved our liquidity and allowed us to repay approximately $4.0 million of our notes payable – related party. However, we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

          We have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3) and/or (5) obtaining funds through additional borrowings from AmREIT.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of with our joint ventures.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.5 million in total of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

          Our Cambridge and Holcombe property, in which we own a 50% interest, is secured by a $6.8 million mortgage loan that matures in March 2015. There is also a joint and several guaranty by us and our joint venture partner of up to 60% of the loan balance. On April 9, 2014, our Cambridge & Holcombe joint venture entered into a sales agreement to sell the Cambridge & Holcombe property to a third party joint venture partner for $13.0 million. Cambridge & Holcombe will use the proceeds from the sale to pay off the mortgage and reinvest $6.0 million in an ownership interest in the purchasing joint venture. The sales agreement is subject to 60 day inspection period and may be terminated without penalty prior to expiration of the inspection period.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute our strategic plan; however, there is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments were necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

Strategic Plan

          To navigate these challenging market conditions during our liquidation period, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property that is planned for development. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the development plans at this property.

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

•

Sell our properties opportunistically, likely beginning in the next twelve months. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market opportunities to sell our operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

          Although we believe that our strategic plan maximizes the value of our properties and is in the best interests of our Limited Partners, no assurances can be given that this strategy will be successful, and it is possible that investors may not recover all of their original investment.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

          The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Reclassifications

          Certain immaterial reclassifications have been made to our consolidated statements of operations for the three months ended March 31, 2013 to conform to current period presentation. The items had no impact on previously reported net income (loss), our Consolidated Balance Sheet or Consolidated Statement of Cash Flow. See Note 9 for a discussion of our presentation of discontinued operations.

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

Redevelopment Properties

          Expenditures related to the redevelopment of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land once the acquisition of the property is determined to be probable.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2014 and 2013.

New Accounting Pronouncements:

          In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations is defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.

          Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 9. Upon adoption of this standard, we expect that future disposals of operating real estate assets such as those disclosed in Note 9 will not qualify for discontinued operations reporting treatment.

Subsequent Events

          We did not identify any additional material subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          As of March 31, 2014, we have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows ($ in thousands):

Investment	Ownership	March 31, 2014	December 31, 2013
Casa Linda	50%	$3,039	$3,104
Cambridge & Holcombe	50%	1,093	894
Shadow Creek Ranch	10%	3,882	3,996
Woodlake Square	6%	217	217
Total		$8,231	$8,211

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns Casa Linda Plaza, a multi-tenant retail property located in Dallas, Texas with a combined GLA of approximately 325,000 square feet. The remaining 50% is owned by MIG III. During 2012, we and MIG III initiated a lease-up strategy at Casa Linda. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The joint venture is secured by a $38.0 million non-recourse mortgage on the property that includes additional funding of approximately $4.5 million for the potential acquisition of an adjacent property. The mortgage matures in December 2017.

          The mortgage bears interest at a variable rate, but includes an interest rate cap of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the three months ended March 31, 2014 and 2013, our portion of the decrease in fair value totaled $16,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our 50% portion of this payment was $536,000, which was funded through a loan from AmREIT. We closed on a second extension of the loan on May 17, 2013. The extended loan matures in March 2015. In connection with this extension, we and our joint venture partner entered into a joint and several guaranty of up to 60% of the loan balance.

          On April 9, 2014, our Cambridge & Holcombe joint venture entered into a sales agreement to sell the Cambridge & Holcombe property to a third party joint venture partner for $13.0 million. Cambridge & Holcombe will use the proceeds from the sale to pay off the mortgage and reinvest $6.0 million in an ownership interest in the purchasing joint venture. The sales agreement is subject to 60 day inspection period and may be terminated without penalty prior to expiration of the inspection period.

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

          Woodlake Square – We previously owned a 6% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG III (3% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). On September 18, 2013, the joint venture sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at March 31, 2014 and December 31, 2013 represents undistributed sales proceeds as the joint venture winds up its operations.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2014 and 2013, as follow s (in thousands):

	Three months ended March 31,
	2014	2013
Revenue	$3,895	$4,689
Depreciation and amortization	(1,510)	(1,717)
Interese expense	(1,309)	(1,635)
Net income (loss)	(357)	(509)

4.	NOTES PAYABLE

          Our outstanding debt as of March 31, 2014 and December 31, 2013, relates to our mortgage loan securing our Village on the Green property. The mortgage loan bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          As of March 31, 2014, we serve as the guarantor of debt in the amount of $23.9 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantors matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

5.	FAIR VALUE MEASUREMENTS

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

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of March 31, 2014 and December 31, 2013, the fair value of fixed-rate notes payable was approximately $6.2 million and $6.3 million, respectively.

6.	CONCENTRATIONS

          As of March 31, 2014 and December 31, 2013, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three months ended March 31, 2014 and 2013. The following table details the base rents generated by our top tenants during the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
Tenant	2014	2013
Paesano’s	$54	$54
Rouse Dental	23	14
The Mutual Fund Store	9	9
KT Nails and Spa	8	8
Eurodesign Kitchen	7	8
Total	$101	$93

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

          We have no employees or offices. Certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
Type of service	2014	2013
Asset management fees	$64	$38
Property management fees	11	11
Leasing costs	2	1
Development costs	—	15
Administrative cost reimbursements	70	64
Interest expense - related party (1)	8	30
	$155	$159

	March 31, 2014	December 31, 2013

Notes payable - related party (2)	$1,216	$1,091

(1)	Amounts are included in interest expense on our Consolidated Statements of Operations.
(2)	The note accrues interest monthly at 2.8% and is secured by our investment interest in the Woodlake Pointe property.

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $178,000 and $209,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2014 and 2013, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

          On September 30, 2013, our Woodlake Pointe joint venture sold a single tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after repayment of a $6.6 million mortgage and other closing costs. Our 60% portion of the net cash proceeds was $3.0 million. We have presented the operating results of this property as discontinued operations in the accompanying consolidated statements of operations for all periods presented. A summary of our discontinued operations for the periods presented is detailed below:

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental income from operating leases	$—	$286
Total revenues	—	286

Expenses:
Property expense	2	93
Legal and professional	8	10
Depreciation and amortization	—	94
Total operating expenses	10	197

Operating income (loss)	(10)	89

Other expense:
Interest expense	—	(64)
Total other expense	—	(64)

Income (loss) from discontinued operations	$(10)	$25

10.	COMMITMENTS AND CONTINGENCIES

          Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings known to be contemplated against us.

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

          Certain information presented in this Quarterly Report constitutes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include, but are not limited to the following: changes in general economic conditions, changes in real estate market conditions, continued availability of proceeds from our debt or equity capital, our ability to locate suitable tenants for our properties, the ability of tenants to make payments under their respective leases, timing of development starts and sales of properties, the ability to meet development and redevelopment schedules and other risks, uncertainties and assumptions. Any forward-looking statement speaks only as of the date on which it was made, and we undertake no duty or obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

          As of March 31, 2014, our consolidated investments include one wholly-owned property comprised of approximately 36,306 square feet of GLA, one majority owned property comprised of approximately 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprised of 937,678 square feet of GLA. Rental income accounted for 100% of our total revenue during the three months ended March 31, 2014 and 2013, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of March 31, 2014, our properties had an average occupancy of 92.0%.

          Our operating period ended in November 2013, and we have entered into our liquidation period. Over the past several years our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations have been negatively impacted by these market dynamics. We believe that the retail real estate market has experienced improvements. However, it is difficult to determine if the improvements will continue through 2014. To navigate these challenging market conditions, we and our General Partner have created a strategic plan to maximize the potential value of our real estate portfolio and execute an orderly, but opportunistic liquidation. We plan to:

•

Complete our development and redevelopment projects with a goal to stabilize these projects over the next 6-12 months. We believe that completing our development and redevelopment projects including their lease-up and stabilization will allow us to maximize the return on these properties upon sale. Our investment in Cambridge & Holcombe represents our only investment property that is planned for development. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of the development plans at this property.

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

•

Sell our properties opportunistically, likely beginning in the next twelve months. Once a property is marketed for sale, it may take several months to receive offers and complete due diligence by both parties. Our General Partner continues to review market opportunities to sell our operating properties. When deciding whether or when to sell properties, our General Partner will consider factors such as potential appreciation of value and timing of cash flows. As we have now entered the liquidation period, we will not be acquiring new real estate investments. We will be completing our development and redevelopment projects and distributing net proceeds generated from property sales to our Limited Partners unless the General Partner has identified attractive acquisition opportunities and obtained a majority vote of the Limited Partners to re-invest such proceeds.

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

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three months ended March 31, 2014, as compared to the same period in 2013.

Comparison of the Three Months Ended March 31, 2014, to the Three Months Ended March 31, 2013

          Revenues. Revenues remained comparable for the three months ended March 31, 2014 as compared to the same period in 2013 with only a slight decrease of $8,000, or 3%.

          Asset management fees – related party. Asset management fees – related party increased approximately $26,000 for the three months ended March 31, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased as compared to the same period in 2013.

          Property expense. Property expense increased $53,000 for the three months ended March 31, 2014, as compared to the same period in 2013. The increase is primarily related to bad debt expense of $40,000 during 2014 as compared to the same period in 2013.

          Depreciation and amortization. Depreciation and amortization increased $39,000 for the three months ended March 31, 2014, as compared to the same period in 2013. This increase is primarily due to the write off of assets related to a tenant that vacated at our Village on the Green property during the first quarter of 2014.

          Interest expense. Interest expense decreased approximately $23,000 for the three months ended March 31, 2014 as compared to the same period in 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $48,000 for the three months ended March 31, 2014 as compared to the same period in 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to an increase in operating income from our investment in the Casa Linda property.

          Income (loss) from discontinued operations. Loss from discontinued operations increased approximately $35,000 during the three months ended March 31, 2014 (a loss of $10,000) as compared to the same period in 2013 (income of $25,000). The loss is due to expenses incurred during 2014 related to the portion of the land and single tenant building at our Woodlake Pointe property that we sold during the third quarter of 2013.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests improved approximately $57,000 during the three months ended March 31, 2014 (income of $5,000) as compared to the same period in 2013 (a loss of $52,000). This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements. The increase in income was primarily due to improved results from the remaining assets after the sales of our Woodlake Square property and the sale of a portion of the land and single tenant building at our Woodlake Pointe property during 2013.

LIQUIDITY AND CAPITAL RESOURCES

          As of March 31, 2014, we have $464,000 in cash on hand. During 2013, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these transactions improved our liquidity and allowed us to repay approximately $4.0 million of our notes payable – related party. However, we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

          We have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of with our joint ventures.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of March 31, 2014, the joint venture has incurred approximately $1.5 million in total of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

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

Cash Flow Activities for the Three months Ended March 31, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three months ended March 31,
	2014	2013
Operating activities	$(222)	$(602)
Investing activities	309	(546)
Financing activities	(26)	1,441

          Net cash flows used in operating activities decreased approximately $380,000 during the three months ended March 31, 2014, as compared to the same period in 2013. This decrease is primarily due to additional receipts of tenant and accounts receivable and accounts receivable – related party of $358,000 and fewer payments of accounts payable – related party of $121,000 partially offset by an increase in net loss exclusive of bad debts, loss from non-consolidated entities and depreciation expense of $191,000 compared to the same period in 2013.

          Net cash flows provided by investing activities increased approximately $855,000 during the three months ended March 31, 2014, as compared to the same period in 2013. This increase in cash inflows is primarily due to increased distributions that we received from our Shadow Creek Ranch joint venture of $50,000, $474,000 of cash received from non-consolidated entities for short-term advances and repayment of prior short-term advances, primarily for property taxes, and a decrease in expenditures made for improvements to real estate during 2014 as compared to 2013.

          Net cash flows used in financing activities increased approximately $1.5 million during the three months ended March 31, 2014, as compared to the same period in 2013 (cash used in financing activities of $26,000 for the three months ended March 31, 2014 as compared to cash provided by financing activities of $1.4 million for the three months ended March 31, 2013). The increase in cash used in financing activities was primarily due to proceeds received during 2013 from borrowing proceeds received from notes payable and notes payable – related party with no such borrowing proceeds received during 2014.

OFF BALANCE SHEET ARRANGEMENTS

          As of March 31, 2014, we serve as the guarantor of debt in the amount of $23.9 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantors matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: May 14, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: May 14, 2014	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2014, (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014, and 2013 (unaudited), (iii) the Consolidated Statement of Capital for the three months ended March 31, 2014, (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014, and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).