Form 10-Q
period 2014-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2014-08-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and six months ended June 30, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,458	$7,505
Buildings	12,925	12,925
Tenant improvements	330	360
	20,713	20,790
Less accumulated depreciation and amortization	(2,981)	(2,814)
	17,732	17,976

Investment in non-consolidated entities	8,240	8,211
Acquired lease intangibles, net	—	21
Net real estate investments	25,972	26,208

Cash and cash equivalents	271	403
Tenant and accounts receivables, net	66	83
Accounts receivable - related party	19	419
Notes receivable, net	3	9
Deferred costs, net	61	73
Other assets	274	160
TOTAL ASSETS	$26,666	$27,355

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,745	$5,795
Notes payable - related party	1,366	1,091
Accounts payable and other liabilities	307	301
Accounts payable - related party	338	241
Acquired below-market lease intangibles, net	—	4
Security deposits	42	43
TOTAL LIABILITIES	7,798	7,475

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at
June 30, 2014 and December 31, 2013	14,849	15,829
TOTAL PARTNERS’ CAPITAL	14,849	15,829

Non-controlling interests	4,019	4,051
TOTAL CAPITAL	18,868	19,880

TOTAL LIABILITIES AND CAPITAL	$26,666	$27,355

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Rental income from operating leases	$222	$244	$466	$496
Total revenues	222	244	466	496

Expenses:
General and administrative	32	15	40	37
General and administrative - related party	72	69	142	133
Asset management fees - related party	64	39	128	77
Property expense	78	76	260	191
Property management fees - related party	10	12	21	23
Legal and professional	52	59	123	116
Depreciation and amortization	119	130	287	259
Total operating expenses	427	400	1,001	836

Operating loss	(205)	(156)	(535)	(340)

Other income (expense):
Interest expense	(90)	(116)	(179)	(228)
Income (loss) from non-consolidated entities	(83)	(115)	(235)	(315)
Total other income (expense)	(173)	(231)	(414)	(543)

Income (loss) from continuing operations	(378)	(387)	(949)	(883)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	(17)	164	(27)	189
Income (loss) from discontinued operations	(17)	164	(27)	189

Net income (loss), including non-controlling interests	(395)	(223)	(976)	(694)

Net (income) loss attributable to non-controlling interests	(4)	(27)	(4)	25

Net income (loss) attributable to partners	$(399)	$(250)	$(980)	$(669)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net income (loss) per Unit
Income (loss) from continuing operations	$(190.14)	$(194.67)	$(477.36)	$(444.17)
Income (loss) from discontinued operations	$(8.55)	$82.49	(13.58)	95.07
(Income) loss attributable to non-controlling interests	$(2.01)	$(13.58)	(2.01)	12.58
Net income (loss) attributable to partners	$(200.70)	$(125.75)	$(492.95)	$(336.52)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total

Balance at December 31, 2013	$—	$15,829	$4,051	$19,880

Net income (loss) attributable to partners (1)	—	(980)	4	(976)
Distributions to non-controlling interests	—	—	(36)	(36)

Balance at June 30, 2014	$—	$14,849	$4,019	$18,868

(1)

The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $10 for the period. The cumulative curative allocation since inception of the Partnership is $287. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$(976)	$(694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	12	(23)
Loss from non-consolidated entities	235	315
Depreciation and amortization	291	361
Decrease (increase) in tenant and accounts receivable	5	(351)
(Increase) in accounts receivable - related party	—	(224)
(Increase) in other assets	(114)	(143)
(Decrease) in accounts payable and other liabilities	(19)	(5)
Increase (decrease) in accounts payable - related party	298	162
Increase (decrease) in security deposits	(1)	7
Net cash provided by (used in) operating activities	(269)	(595)

Cash flows from investing activities:
Improvements to real estate	(65)	(511)
Payments received on notes receivable	6	8
Repayments from related party	474	—
Investment in non-consolidated entities	(364)	(240)
Distributions from non-consolidated entities	100	146
Net proceeds applied to land basis	72	72
Net cash provided by (used in) investing activities	223	(525)

Cash flows from financing activities:
Proceeds from notes payable	—	460
Payments on notes payable	(50)	(69)
Proceeds from notes payable - related party	—	860
Contributions from non-controlling interests	—	146
Distributions to non-controlling interests	(36)	—
Net cash provided by (used in) financing activities	(86)	1,397

Net increase (decrease) in cash and cash equivalents	(132)	277
Cash and cash equivalents, beginning of period	403	129
Cash and cash equivalents, end of period	$271	$406

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$162	$270
Taxes	$10	$6

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at	$(25)	$124
Woodlake Pointe

Reclassification from accounts payable - related party to notes payable -	$275	$273
related party

Reclassification from accounts receivable to notes receivable	$—	$55

Construction fees included in accounts payable	$—	$21

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

          We are a Texas limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a subsidiary of AmREIT, an SEC reporting, Maryland corporation whose common stock is listed on the NYSE and that has elected to be taxed as a REIT. As of June 30, 2014, our investments included a wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising 937,678 square feet of GLA.

          Our operating period ended in November 2013, and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners. Because liquidation was not imminent as of June 30, 2014, the financial statements are presented assuming we continue as a going concern.

Economic Conditions and Liquidity

          As of June 30, 2014, we have $271,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

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

          Our Cambridge and Holcombe property, in which we own a 50% interest, is secured by a $6.4 million mortgage loan that matures in March 2015. There is also a joint and several guaranty by us and our joint venture partner of up to 60% of the loan balance. We have reached an agreement with a third party to contribute the land into a multi-family development joint venture that would fully repay the debt outstanding and is estimated to yield a return that would allow us to recoup our investment in the site plus a nominal return. The due diligence period has expired and we expect to close this transaction during the third quarter of 2014.

          During 2013, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these transactions allowed us to repay approximately $4.0 million of our notes payable –related party.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

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

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three and six months ended June 30, 2014 or 2013.

New Accounting Pronouncements:

          In May 2014, the FASB issued “Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating this accounting update and our existing revenue recognition policies to determine what impact, if any, this new guidance could have on our consolidated financial statements as well as what transition method we would utilize, if any, upon adoption.

          In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. Historically, we have classified and reported disposals of our operating properties for which operations and cash flows are clearly distinguished as discontinued operations. See Note 9. Upon adoption of this standard, we expect that future disposals of operating real estate assets will not qualify for discontinued operations reporting treatment depending on circumstances.

Subsequent Events

          We identified no material subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          As of June 30, 2014, we have investments in four entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheets are as follows (in thousands):

Investment	Ownership	June 30, 2014	December 31, 2013
Casa Linda	50%	$2,950	$3,104
Cambridge & Holcombe	50%	1,112	894
Shadow Creek Ranch	10%	3,869	3,996
Woodlake Square	6%	309	217
Total		$8,240	$8,211

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 325,000 square foot retail shopping center located in Dallas, Texas.. The remaining 50% is owned by MIG III, an affiliate of our General Partner. During 2012, we and MIG III initiated a lease-up strategy at Casa Linda. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The property is secured by a $38.0 million mortgage loan that was refinanced on December 27, 2013, with a four-year, non-recourse mortgage on the property that includes additional funding of approximately $4.5 million for the potential acquisition of an adjacent property. The mortgage matures in December 2017.

          The mortgage bears interest at a variable rate, but includes an interest rate cap of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the six months ended June 30, 2014 and 2013, our portion of the decrease in fair value totaled $47,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

          Cambridge & Holcombe - We own a 50% interest in Cambridge & Holcombe, LP, which owns 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% is owned by an unaffiliated third party. In June 2011, the $8.1 million loan matured unpaid. On April 26, 2012, we successfully extended this debt until March 27, 2013 in exchange for a 10% principal reduction on the note and payment of accrued interest. Our 50% portion of this payment was $536,000, which was funded through a loan from AmREIT. We closed on a second extension of the loan on May 17, 2013. The extended loan matures in March 2015. In connection with this extension, we and our joint venture partner entered into a joint and several guaranty of up to 60% of the loan balance. We have reached an agreement with a third party to contribute the land into a multi-family development joint venture that would fully repay the debt outstanding and is estimated to yield a return that would allow us to recoup our investment in the site plus a nominal return. The due diligence period has expired and we expect to close on this transaction during the third quarter of 2014. However, we can provide no assurances that this transaction will close on the terms and timeline described herein or at all.

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

          Woodlake Square – We previously owned a 6% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG III (3% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at June 30, 2014 and December 31, 2013 represents undistributed sales proceeds as the joint venture winds up its operations.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2014 and 2013, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue	$4,016	$5,017	$7,912	$9,706
Depreciation and amortization	(1,481)	(1,710)	(2,991)	(3,427)
Interese expense	(1,341)	(1,639)	(2,650)	(3,273)
Net income (loss)	(312)	(253)	(669)	(762)

4.	NOTES PAYABLE

          Our outstanding debt consolidated as of June 30, 2014 and December 31, 2013 relates to our mortgage loan securing our Village on the Green property. The mortgage loan bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          As of June 30, 2014, we serve as the guarantor of debt in the amount of $23.9 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantors matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

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

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of June 30, 2014 and December 31, 2013, the fair value of fixed-rate notes payable was approximately $6.2 million and $6.3 million, respectively.

6.	CONCENTRATIONS

          As of June 30, 2014 and December 31, 2013, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three and six months ended June 30, 2014 and 2013. The following table details the base rents generated by our top tenants during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2014	2013	2014	2013
Paesano’s	$55	$54	$109	$109
Rouse Dental	22	14	45	28
Eurodesign Kitchen	9	8	16	16
The Mutual Fund Store	8	9	17	17
KT Nails and Spa	8	8	16	16
Total	$102	$93	$203	$186

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions –We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence distributions. See Note 1. All distributions to date have been a return of capital. Net cash flow, as defined below, will be distributed among the Limited Partners and the General Partner in the following manner:

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

          We have no employees or offices. Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2014	2013	2014	2013
Asset management fees	$64	$39	$128	$77
Property management fees	10	12	21	23
Leasing costs	2	7	4	8
Administrative costs reimbursements	72	69	142	133
Interest expense-related party (1)	9	32	17	62
	$157	$159	$312	$303

	June 30, 2014	December 31, 2013

Notes payable - related party (2)	$1,366	$1,091

(1)	Amounts are included in interest expense on our Consolidated Statements of Operations.
(2)	The note accrues interest monthly at 2.8% and is secured by our investment interest in the Woodlake Pointe property.

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $342,000 and $454,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2014 and 2013, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

          On September 30, 2013, our Woodlake Pointe joint venture sold a single tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after payoff of a $6.6 million mortgage and other closing costs. Our 60% portion of the net cash proceeds was approximately $3.0 million. We have presented the operating results of this property as discontinued operations in the accompanying consolidated statements of operations for all periods presented. A summary of our discontinued operations for the periods presented is detailed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$333	$—	$619
Total revenues	—	333	—	619

Expenses:
Property expense	17	94	19	187
Legal and professional	—	16	8	26
Depreciation and amortization	—	—	—	94
Total operating expenses	17	110	27	307

Operating income (loss)	(17)	223	(27)	312

Other expense:
Interest expense	—	(59)	—	(123)
Total other expense	—	(59)	—	(123)

Income (loss) from discontinued operations	$(17)	$164	$(27)	$189

10.	COMMITMENTS AND CONTINGENCIES

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

          As of June 30, 2014 our consolidated investments include one wholly-owned property comprised of approximately 36,000 square feet of GLA and one majority owned property comprised of approximately 82,000 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprised of approximately 938,000 square feet of GLA. Rental income accounted for 100% of our total revenue during the six months ended June 30, 2014 and 2013, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of June 30, 2014, our properties had an average occupancy of 92.0%.

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

•

Continue to operate our projects in a first-class manner with a goal to generate operating cash flow in order to re-commence distributions. We believe that the stabilization of our development and redevelopment properties, coupled with the continued and intense oversight of our operating properties, will generate liquidity that could allow us to re-commence distributions to our Limited Partners;however, this most likely will not occur until we begin to sell our real estate assets.

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

          The above steps may not be sufficient, and we could incur individual setbacks and possibly significant losses. Additional deterioration in the United States economy or the bankruptcy or insolvency of one or more of our significant tenants could cause our current plans to meet our projected cash shortfalls to be insufficient. Even with the above strategic plan and liquidity initiatives, we still may incur cash shortfalls if we are required to perform under certain guarantees (see Note 3 of the Notes to Consolidated Financial Statements) of our joint ventures or are unable to refinance certain debt as it comes due, which could result in lender repossession of one or more properties owned by us and/or our joint ventures or be forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of those properties.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and six months ended June 30, 2014, as compared to the same periods in 2013.

Comparison of the Three Months Ended June 30, 2014, to the Three Months Ended June 30, 2013

          Revenues. Revenues decreased $22,000 for the three months ended June 30, 2014 as compared to the same period in 2013 The decrease was due to the vacancy of one of our tenants at our Village on the Green property during the first quarter of 2014.

          Asset management fees – related party. Asset management fees – related party increased approximately $25,000 for the three months ended June 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased between the 2013 and 2014 periods.

          Interest expense. Interest expense decreased approximately $26,000 for the three months ended June 30, 2014 as compared to the same period in 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $32,000 for the three months ended June 30, 2014 as compared to the same period in 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to a gain recorded as a result of the final distribution made for the sale of the Woodlake Square property by our Woodlake Square joint venture.

          Income (loss) from discontinued operations. Results from discontinued operations changed by approximately $181,000 during the three months ended June 30, 2014 (a loss of $17,000) as compared to the same period in 2013 (income of $164,000). The loss incurred during the three months ended June 30, 2014 represents a final adjustment to the sales price related to the allocation between us and the buyer for tenant property tax reimbursements related to the land and single tenant building at our Woodlake Pointe property that we sold during the third quarter of 2013.

Comparison of the Six Months Ended June 30, 2014, to the Six Months Ended June 30, 2013

          Revenues. Revenues decreased $30,000 for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease was due to the vacancy of one of our tenants at our Village on the Green property during the first quarter of 2014.

          Asset management fees – related party. Asset management fees – related party increased approximately $51,000 for the six months ended June 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased between the 2013 and 2014 periods.

          Property expense. Property expense increased $69,000 for the six months ended June 30, 2014, as compared to the same period in 2013. The increase is primarily related to bad debt recoveries of $36,000 during 2013 with no such recoveries in 2014.

          Interest expense. Interest expense decreased approximately $49,000 for the six months ended June 30, 2014 as compared to the same period in 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

          Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $80,000 for the six months ended June 30, 2014 as compared to the same period in 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss is primarily due to an increase in operating income from our investment in the Casa Linda property as well as a gain recorded as a result of the final distribution made for the sale of the Woodlake Square property by our Woodlake Square joint venture.

          Income (loss) from discontinued operations. Results from discontinued operations changed by approximately $216,000 during the six months ended June 30, 2014 (a loss of $27,000) as compared to the same period in 2013 (income of $189,000). The loss incurred during the six months ended June 30, 2014 represents a final adjustment to the sales price related to the allocation between us and the buyer for tenant property tax reimbursements related to the land and single tenant building at our Woodlake Pointe property that we sold during the third quarter of 2013.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2014, we have $271,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced in 2013 will continue through 2014 and into the future.

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

          Our Cambridge and Holcombe property, in which we own a 50% interest, is secured by a $6.4 million mortgage loan that matures in March 2015. In addition we and our joint venture partner have jointly and severally guaranteed up to 60% of the loan balance. We have reached an agreement with a third party to contribute the land into a multi-family development joint venture that would fully repay the debt outstanding and is estimated to yield a return that would allow us to recoup our investment in the site plus a nominal return. The due diligence period has expired and we expect to close on this transaction during the third quarter of 2014. However, we can provide no assurances that this transaction will close on the terms and timeline described herein or at all.

          During 2013, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture also sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these transactions allowed us to repay approximately $4.0 million of our notes payable –related party.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of a lease-up strategy at this property. The lease-up strategy includes certain tenant build-out and site improvements. As of June 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. Additionally, the joint venture refinanced the $38.0 million mortgage on the property on December 27, 2013, with a four-year, non-recourse loan with the opportunity for an additional funding of approximately $4.5 million related to the potential acquisition of an adjacent property.

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

Cash Flow Activities for the Six months Ended June 30, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Six months ended June 30,
	2014	2013
Operating activities	$(269)	$(595)
Investing activities	223	(525)
Financing activities	(86)	1,397

          Net cash flows used in operating activities decreased approximately $326,000 during the six months ended June 30, 2014, as compared to the same period in 2013. This decrease is primarily due to additional receipts of tenant and accounts receivable and accounts receivable – related party of $580,000 and fewer payments of accounts payable – related party of $136,000 during the six months ended June 30, 2014, partially offset by an increase in net loss exclusive of bad debts, loss from non-consolidated entities and depreciation of $397,000, as compared to the same period in 2013.

          Net cash flows provided by investing activities increased approximately $748,000 during the six months ended June 30, 2014, as compared to the same period in 2013 (cash provided by investing activities of $223,000 for the six months ended June 30, 2014 as compared to cash used in investing activities of $525,000 for the six months ended June 30, 2013). This increase in cash inflows is primarily due to $474,000 of cash received from Casa Linda for the repayment of advances made by MIG IV for property taxes and a decrease of $446,000 in expenditures made for improvements to real estate during 2014 as compared to 2013. The increase was partially offset by additional contributions made to our Cambridge & Holcombe joint venture during the six months ended June 30, 2014, as compared to the same period in 2013.

          Net cash flows used in financing activities increased approximately $1.5 million during the six months ended June 30, 2014, as compared to the same period in 2013 (cash used in financing activities of $86,000 for the six months ended June 30, 2014 as compared to cash provided by financing activities of $1.4 million for the six months ended June 30, 2013). The increase in cash used in financing activities was primarily due to proceeds received during 2013 from borrowing proceeds received from notes payable and notes payable – related party with no such borrowing proceeds received during 2014.

OFF BALANCE SHEET ARRANGEMENTS

          As of June 30, 2014, we serve as the guarantor of debt in the amount of $23.9 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantors matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform and, therefore, the fair value of any obligation would be insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of June 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: August 13, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: August 13, 2014	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statement of Capital for the six months ended June 30, 2014 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).