Form 10-Q
period 2014-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2014-11-13
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., a Maryland corporation and parent of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2013.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

ASU	Accounting Standards Update

CFO	Chief Financial Officer.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT.

GLA	Gross leasable area.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

Offering

Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC for the three and nine months ended September 30, 2014.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$7,464	$7,505
Buildings	12,947	12,925
Tenant improvements	332	360
	20,743	20,790
Less accumulated depreciation and amortization	(3,099)	(2,814)
	17,644	17,976

Investment in non-consolidated entities	9,804	8,211
Acquired lease intangibles, net	—	21
Net real estate investments	27,448	26,208

Cash and cash equivalents	271	403
Tenant and accounts receivables, net	79	83
Accounts receivable - related party	2	419
Notes receivable, net	2	9
Deferred costs, net	56	73
Other assets	302	160
TOTAL ASSETS	$28,160	$27,355

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,720	$5,795
Notes payable - related party	1,511	1,091
Accounts payable and other liabilities	373	301
Accounts payable - related party	185	241
Acquired below-market lease intangibles, net	—	4
Security deposits	42	43
TOTAL LIABILITIES	7,831	7,475

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at September 30, 2014 and December 31, 2013	16,415	15,829
TOTAL PARTNERS’ CAPITAL	16,415	15,829

Non-controlling interests	3,914	4,051
TOTAL CAPITAL	20,329	19,880

TOTAL LIABILITIES AND CAPITAL	$28,160	$27,355

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenues:
Rental income from operating leases	$226	$265	$692	$761
Total revenues	226	265	692	761

Expenses:
General and administrative	16	30	56	67
General and administrative - related party	65	75	207	208
Asset management fees - related party	63	38	191	115
Property expense	132	158	392	349
Property management fees - related party	10	12	31	35
Legal and professional	51	42	174	158
Depreciation and amortization	126	147	413	406
Total operating expenses	463	502	1,464	1,338

Operating loss	(237)	(237)	(772)	(577)

Other income (expense):
Interest and other income	—	11	—	12
Interest expense	(92)	(115)	(271)	(344)
Income from non-consolidated entities	1,857	1,565	1,622	1,250
Margin tax benefit	—	6	—	6
Total other income (expense)	1,765	1,467	1,351	924

Income from continuing operations	1,528	1,230	579	347

Income (loss) from discontinued operations:
Income (loss) from real estate operations	(1)	170	(28)	359
Loss on sale of real estate	—	(576)	—	(576)
Income (loss) from discontinued operations	(1)	(406)	(28)	(217)

Net income, including non-controlling interests	1,527	824	551	130

Net (income) loss attributable to non-controlling interests	39	(501)	35	(476)

Net income (loss) attributable to partners	$1,566	$323	$586	$(346)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net income (loss) per Unit
Income (loss) from continuing operations	$768.61	$618.71	$291.25	$174.55
Income (loss) from discontinued operations	$(0.50)	$(204.23)	(14.09)	(109.15)
(Income) loss attributable to non-controlling interests	$19.62	$(252.01)	17.61	(239.44)
Net income (loss) attributable to partners	$787.73	$162.47	$294.77	$(174.04)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2014
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total

Balance at December 31, 2013	$—	$15,829	$4,051	$19,880

Net income (loss) attributable to partners (1)	—	586	(35)	551
Distributions to non-controlling interests	—	—	(102)	(102)

Balance at September 30, 2014	$—	$16,415	$3,914	$20,329

(1)

The allocation of net income includes a curative allocation to decrease the General Partner’s capital account by $6 for the period. The cumulative curative allocation since inception of the Partnership is $271. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income, including non-controlling interests	$551	$130
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of property	—	576
Bad debt expense	11	16
Income from non-consolidated entities	(1,622)	(1,250)
Depreciation and amortization	407	508
Increase in tenant and accounts receivable	(7)	(342)
Increase in accounts receivable - related party	—	(92)
Increase in other assets	(142)	(153)
Increase in accounts payable and other liabilities	41	38
Increase in accounts payable - related party	451	171
Increase in security deposits	—	2
Net cash provided by (used in) operating activities	(310)	(396)

Cash flows from investing activities:
Improvements to real estate	(83)	(558)
Payments received on notes receivable	7	14
Repayments from related party	417	—
Advances to related party	(87)	—
Investment in non-consolidated entities	(3,455)	(240)
Distributions from non-consolidated entities	3,484	3,573
Net proceeds from sale of interest in an investment property	—	11,584
Net proceeds applied to land basis	72	108
Net cash provided by (used in) investing activities	355	14,481

Cash flows from financing activities:
Proceeds from notes payable	—	460
Payments on notes payable	(75)	(6,780)
Proceeds from notes payable - related party	—	860
Payments on notes payable - related party	—	(2,050)
Contributions from non-controlling interests	—	146
Distributions to non-controlling interests	(102)	(1,355)
Net cash provided by (used in) financing activities	(177)	(8,719)

Net increase (decrease) in cash and cash equivalents	(132)	5,366
Cash and cash equivalents, beginning of period	403	129
Cash and cash equivalents, end of period	$271	$5,495

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$243	$415
Taxes	$10	$6

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$31	$192

Reclassification from accounts payable - related party to notes payable - related party	$420	$439

Reclassification from accounts receivable to notes receivable	$—	$137

Construction fees included in accounts payable	$—	$27

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

          As of September 30, 2014, our investments included a wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising 941,678 square feet of GLA.

Strategic Plan

          Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to complete any developments and redevelopments of existing properties, and we do not intend to invest in any new properties without the consent of the Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement with Edens Investment Trust (“EDENS”) pursuant to which EDENS will acquire all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction. The transaction, which is expected to close in the first quarter of 2015, is contingent on customary closing conditions and the approval of AmREIT stockholders. We can provide no assurances that this transaction will close, or if it closes, that it will close within the timeframe or on the terms described herein. The Limited Partners will not be entitled to any compensation or consideration from the closing of the transaction. If the transaction closes, the Partnership and the General Partner will remain intact as surviving entities, but as subsidiaries of EDENS’ merger subsidiary, which will survive the merger of that entity and AmREIT, and certain officers and board members of the General Partner may change upon the closing of the transaction. We believe that the proposed EDENS’ acquisition of AmREIT will not impact the orderly planned liquidation of our assets.

Economic Conditions and Liquidity

          As of September 30, 2014, we have $271,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue through 2014 and into the future.

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

          On August 27, 2014, our Cambridge and Holcombe joint venture, in which we owned a 50% interest, sold its 2.02 acres of raw land in Houston, Texas for $13.0 million to the Millennium Cambridge Apartments joint venture, in which we concurrently invested $3.0 million for an approximate 7.3% ownership interest. See Note 3. The Cambridge & Holcombe joint venture repaid its $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was $1.9 million.

          During 2013, our Woodlake Square joint venture sold its Woodlake Square property, and our Woodlake Pointe joint venture sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these dispositions and related net proceeds allowed us to repay approximately $4.0 million of our notes payable –related party.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of this strategy, which includes certain tenant build-out and site improvements. As of September 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3.0% per annum.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets; however, there is no guarantee that we and our joint ventures will be successful with our liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

          Because liquidation was not imminent as of September 30, 2014, the financial statements are presented assuming we continue as a going concern.

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

Redevelopment Properties

          Expenditures related to the development of real estate are capitalized as part of construction in progress. Costs capitalized related to the development and redevelopment of real estate include pre-construction costs, real estate taxes, insurance, direct construction costs as well as the salaries and payroll costs of personnel directly involved. The determination of when a development project is substantially complete and when capitalization must cease involves a degree of judgment; however, capitalization of such costs generally ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Impairment

          We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three and nine months ended September 30, 2014 or 2013.

New Accounting Pronouncements:

          In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts other than our lease contracts with tenants to determine what impact, if any, this new guidance could have on our consolidated financial statements.

          In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale. The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements. We did not elect to early adopt this update.

Subsequent Events

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement under which EDENS will acquire all of the outstanding common stock of AmREIT. See Note 1.

          We identified no additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

          As of September 30, 2014, we have investments in three entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheet are as follows (in thousands):

Investment	Ownership	September 30, 2014	December 31, 2013
Casa Linda	50%	$2,944	$3,104
Cambridge & Holcombe	50%	—	894
Shadow Creek Ranch	10%	3,860	3,996
Woodlake Square	6%	—	217
Millennium Cambridge Apartments	7.3%	3,000	—
Total		$9,804	$8,211

          Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 325,000 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG III, an affiliate of our General Partner. During 2012, we and MIG III initiated a lease-up strategy at Casa Linda. We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of this strategy, which includes certain tenant build-out and site improvements. As of September 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures.

          The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3.0% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the nine months ended September 30, 2014 and 2013, our portion of the decrease in fair value totaled $47,000 and $0, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

          Cambridge & Holcombe - We previously owned a 50% interest in Cambridge & Holcombe, LP, which owned 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% was owned by an unaffiliated third party. On August 27, 2014, our Cambridge and Holcombe joint venture sold its 2.02 acres of raw land for $13.0 million to the Millennium Cambridge Apartments joint venture, in which we concurrently invested $3.0 million for an approximate 7.3% ownership interest discussed below. The Cambridge & Holcombe joint venture repaid its $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was $1.9 million.

          Millennium Cambridge Apartments - Upon the sale of the Cambridge & Holcombe land by our Cambridge & Holcombe joint venture as described above, we concurrently invested $3.0 million (the majority of the distributions we received from the Cambridge & Holcombe joint venture upon the property’s sale) for a 7.3% ownership interest in the Millennium Cambridge Apartments joint venture, which will develop a 374 unit luxury high rise multifamily rental project with 22 stories of residential space over a five-story parking garage on the land that was acquired from our Cambridge & Holcombe joint venture. Total estimated costs are $101 million and the project is anticipated to commence construction in late 2014 or early 2015.

          Shadow Creek Ranch - We own a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 617,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and AmREIT (10%). The property is secured by a loan in the amount of $65.0 million at an annual interest rate of 5.48% until its maturity in March 2015.

          Woodlake Square – We previously owned a 6% interest in the Woodlake Square property through a joint venture arrangement with affiliates of our General Partner, MIG III (3% ownership interest), ARIC (1% ownership interest) and an unaffiliated third party institutional partner (the remaining 90% ownership interest). On September 18, 2013, VIF II/AmREIT Woodlake L.P. sold Woodlake Square to AmREIT for $41.6 million based on arms-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. Our remaining interest at December 31, 2013 represented undistributed sales proceeds, which we received during 2014.

          Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2014 and 2013, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$7,949	$4,545	$15,861	$14,251
Gain on sale of real estate	3,882	10,532	3,882	10,532
Depreciation and amortization	(1,477)	(1,661)	(4,468)	(5,088)
Interest expense	(1,374)	(1,588)	(4,024)	(4,862)
Net income	3,649	10,177	2,980	9,415

4.	NOTES PAYABLE

          Our outstanding debt as of September 30, 2014 and December 31, 2013 relates to the mortgage loan securing our Village on the Green property. The loan bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

          As of September 30, 2014, we serve as the guarantor of debt in the amount of $20.0 million related to our Shadow Creek joint venture, which matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform.

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

          Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of September 30, 2014 and December 31, 2013, the fair value of fixed-rate notes payable was approximately $6.0 million and $6.3 million, respectively.

6.	CONCENTRATIONS

          As of September 30, 2014 and December 31, 2013, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three and nine months ended September 30, 2014 and 2013. The following table details the base rents generated by our top tenants during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Tenant	2014	2013	2014	2013
Paesano’s	$54	$39	$163	$163
Rouse Dental	23	20	68	48
The Mutual Fund Store	9	9	26	26
KT Nails and Spa	8	8	24	24
Rangoni Shoes	8	6	22	19
Total	$102	$82	$303	$280

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

          Distributions –We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions until we generate liquidity that could allow us to re-commence distributions. All distributions to date have been a return of capital. Net cash flow, as defined, will be distributed among the Limited Partners and the General Partner in the following manner:

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

          We have no employees or officers. Certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2014	2013	2014	2013
Asset management fees	$63	$38	$191	$115
Property management fees	10	12	31	35
Leasing costs	—	—	4	8
Administrative costs reimbursements	65	75	207	208
Interest expense-related party (1)	10	64	27	96
	$148	$189	$460	$462

	September 30, 2014	December 31, 2013
Notes payable - related party (2)	$1,511	$1,091

(1)	Amounts are included in interest expense on our Consolidated Statements of Operations.
(2)	The note accrues interest monthly at 2.8% and is secured by our investment interest in the Woodlake Pointe property.

          In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $551,000 and $653,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2014 and 2013, respectively. See also Note 3 regarding investments in non-consolidated entities.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$—	$263	$—	$882
Total revenues	—	263	—	882

Expenses:
Property expense	—	2	19	190
Legal and professional	1	30	9	56
Depreciation and amortization	—	—	—	94
Total operating expenses	1	32	28	340

Operating income (loss)	(1)	231	(28)	542

Other expense:
Interest expense	—	(61)	—	(183)
Total other expense	—	(61)	—	(183)

Income (loss) from real estate operations	(1)	170	(28)	359
Loss on sale of real estate	—	(576)		(576)
Income (loss) from discontinued operations	$(1)	$(406)	$(28)	$(217)

10.	COMMITMENTS AND CONTINGENCIES

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

          As of September 30, 2014, our investments included a wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising 941,678 square feet of GLA. Rental income accounted for 100% of our total revenue during the nine months ended September 30, 2014 and 2013, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of September 30, 2014, our properties had an average occupancy of 92.9%.

Strategic Plan

          Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. During the liquidation period, we plan to complete any developments and redevelopments of existing properties, and we do not intend to invest in any new properties without the consent of the Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

          On October 31, 2014, AmREIT announced that it had entered into a definitive agreement with Edens Investment Trust (“EDENS”) pursuant to which EDENS will acquire all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction. The transaction, which is expected to close in the first quarter of 2015, is contingent on customary closing conditions and the approval of AmREIT stockholders. We can provide no assurances that this transaction will close, or if it closes, that it will close within the timeframe or on the terms described herein. The Limited Partners will not be entitled to any compensation or consideration from the closing of the transaction. If the transaction closes, the Partnership and the General Partner will remain intact as surviving entities, but as subsidiaries of EDENS’ merger subsidiary, which will survive the merger of that entity and AmREIT, and certain officers and board members of the General Partner may change upon the closing of the transaction. We believe that the proposed EDENS’ acquisition of AmREIT will not impact the orderly planned liquidation of our assets.

          In executing our liquidation strategy, we could incur individual setbacks and possibly significant losses. Accordingly, we still may incur cash shortfalls, which could result in lender repossession of one or more properties or we and/or our joint ventures being forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of such properties.

RESULTS OF OPERATIONS

          Below is a discussion of our results of operations for the three and nine months ended September 30, 2014, as compared to the same periods in 2013.

Comparison of the Three Months Ended September 30, 2014, to the Three Months Ended September 30, 2013

          Revenues. Revenues decreased $39,000 for the three months ended September 30, 2014 as compared to the same period in 2013. The decrease was due to the continued vacancy by one of our tenants beginning in the first quarter of 2014 and a new vacancy during the third quarter of 2014 at Village on the Green.

          Asset management fees – related party. Asset management fees – related party increased approximately $25,000 for the three months ended September 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased between the 2013 and 2014 periods.

          Property expense. Property expense decreased approximately $26,000 for the three months ended September 30, 2014, as compared to the same period in 2013. The decrease was due to parking lot repairs that occurred in 2013 with no such expenses incurred during the comparable period in 2014.

          Interest expense. Interest expense decreased approximately $23,000 for the three months ended September 30, 2014 as compared to the same period in 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

          Income from non-consolidated entities. Income from non-consolidated entities increased approximately $292,000 for the three months ended September 30, 2014 as compared to the same period in 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. We recorded a gain of $1.9 million related to the sale of Cambridge & Holcombe in 2014 and we recorded our pro rata share of the gain on the sale of Woodlake Square of approximately $1,050,000 by our Woodlake Square joint venture in 2013.

          Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $405,000 during the three months ended September 30, 2014 as compared to the same period in 2013. Our loss from discontinued operations in 2013 relates to our single-tenant building at our Woodlake Pointe property that we sold during the third quarter of 2013.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $540,000 from income of $501,000 during the three months ended September 30, 2013 as compared to a loss of $39,000 during the three months ended September 30, 2014. Our 2013 loss primarily represents the 40% portion of the loss from the sale of a portion of the land and single tenant building at our Woodlake Pointe property.

Comparison of the Nine Months Ended September 30, 2014, to the Nine Months Ended September 30, 2013

          Revenues. Revenues decreased $69,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease was due to continued vacancy by one of our tenants beginning in the first quarter of 2014 at Village on the Green.

          Asset management fees – related party. Asset management fees – related party increased approximately $76,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased between the 2013 and 2014 periods.

          Property expense. Property expense increased $43,000 for the nine months ended September 30, 2014, as compared to the same period in 2013. The increase is primarily related to increased security incurred of $22,000 during 2014 at our Village on the Green property. The increase is also due to an increase in vacant suite expense of $11,000 in 2014 for additional vacancy at our Village on the Green property.

          Interest expense. Interest expense decreased approximately $73,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

          Income (loss) from non-consolidated entities. Income from non-consolidated entities increased approximately $372,000 for the nine months ended September 30, 2014 as compared to the same period in 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. We recorded a gain of $1.9 million related to the sale of Cambridge & Holcombe in 2014 and we recorded our pro rata share of the gain on the sale of Woodlake Square of approximately $1,050,000 by our Woodlake Square joint venture in 2013 of $1.7 million.

          Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $189,000 during the nine months ended September 30, 2014 as compared to the same period in 2013. Our loss from discontinued operations during 2013 relates to the sale of our single-tenant building at our Woodlake Pointe property during the third quarter of 2013. The loss incurred during the nine months ended September 30, 2014 represents a final sales price adjustment on our Woodlake Pointe property related to tenant property tax reimbursements.

          Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $511,000 from a loss of $476,000 during the nine months ended September 30, 2013 as compared to income of $35,000 during the nine months ended September 30, 2014. Our 2013 loss primarily represents the 40% portion of the loss from the sale of a portion of the land and single tenant building at our Woodlake Pointe property.

LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2014, we have $271,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions from the recent recession. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2014 and beyond.

          Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties, including those of with our joint ventures.

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

          On August 27, 2014, our Cambridge and Holcombe joint venture, in which we owned a 50% interest, sold its 2.02 acres of raw land in Houston, Texas for $13.0 million to the Millennium Cambridge Apartments joint venture, in which we concurrently invested $3.0 million for an approximate 7.3% ownership interest. See Note 3 of the Notes to Consolidated Financial Statements. The Cambridge & Holcombe joint venture repaid its $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was $1.9 million.

          During 2013, our Woodlake Square joint venture sold its Woodlake Square property and our Woodlake Pointe joint venture sold a single tenant building and land parcel at our Woodlake Pointe property. Together, these transactions allowed us to repay approximately $4.0 million of our notes payable – related party.

          During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). We expect to fund a total of approximately $1.5 million in capital expenditures representing our 50% share of this strategy, which includes certain tenant build-out and site improvements. As of September 30, 2014, the joint venture has incurred approximately $1.4 million of the planned capital expenditures. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3.0% per annum.

          Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets; however, there is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to AmREIT to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments were necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, AmREIT has agreed to defer payments, subject to its continued ability to do so.

          In executing our liquidation strategy, we could incur individual setbacks and possibly significant losses. Accordingly, we still may incur cash shortfalls, which could result in lender repossession of one or more properties or we and/or our joint ventures being forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of such properties.

Market Conditions

          Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by these market dynamics. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants.

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

Cash Flow Activities for the Nine months Ended September 30, 2014 and 2013

          Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Nine months ended September 30,
	2014	2013
Operating activities	$(310)	$(396)
Investing activities	355	14,481
Financing activities	(177)	(8,719)

          Net cash flows used in operating activities decreased approximately $86,000 during the nine months ended September 30, 2014, as compared to the same period in 2013. This decrease is primarily due to additional payments of tenant and accounts receivable and accounts receivable – related party of $427,000 and fewer payments of accounts payable and accounts payable – related party of $283,000 during the nine months ended September 30, 2014, partially offset by an increase in net loss exclusive of income from non-consolidated entities, loss on the sale of property and depreciation of $628,000, as compared to the same period in 2013.

          Net cash flows provided by investing activities decreased approximately $14.1 million during the nine months ended September 30, 2014, as compared to the same period in 2013. This decrease in cash inflows is primarily due to:

•	proceeds of $11.6 million received during 2013 related to the sale of a single-tenant building and land parcel at our Woodlake Pointe property with no such sale during 2014; and

•	an increase in advances to and investments in non-consolidated entities of $3.2 million during 2014 related to our re-investment in the Millennium Cambridge Apartments.

          Net cash flows used in financing activities decreased approximately $8.5 million during the nine months ended September 30, 2014, as compared to the same period in 2013. The decrease was primarily due to fewer repayments of notes payable and notes payable – related party during 2014.

OFF BALANCE SHEET ARRANGEMENTS

          As of September 30, 2014, we serve as the guarantor of debt in the amount of $20.0 million that is the primary obligation of our non-consolidated joint ventures. The debt for which we serve as guarantors matures in March 2015. We have not accrued any liability with respect to this debt as we believe it is unlikely we would be required to perform as we believe the fair value of the property exceeds the amount of the loan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our General Partner’s CEO and CFO, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, our General Partner’s CEO and CFO concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

          There has been no change to our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: November 13, 2014	By:	/s/ H. Kerr Taylor
H. Kerr Taylor
President, Chief Executive Officer and Director

Date: November 13, 2014	By:	/s/ Chad C. Braun
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

*

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (unaudited), (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2014 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).