Form 10-K
period 2014-12-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2015-03-30
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

As of March 30, 2015, the Registrant had 1,988 Units of Limited Partnership Interest outstanding.  There is no established trading market for such Units.

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

As further defined below, “AmREIT” (the parent of our General Partner) and its wholly-owned subsidiaries “ARIC” and AmREIT Monthly Income & Growth III Corporation (our General Partner) were acquired by Edens on February 18, 2015 in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens) with Saturn Subsidiary, LLC as the surviving entity.  Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its designated affiliates are performed on our behalf by Edens, Saturn Subsidiary, LLC or one of its designated affiliates, including that of our General Partner. References herein to “AmREIT” (including its affiliates), “ARIC” or AmREIT Monthly Income & Growth IV Corporation refer to the period prior to the acquisition.  References herein to “Edens” (including Saturn Subsidiary, LLC or one of its designated affiliates) refer to periods after the acquisition.

ITEM	DEFINITION

ABR	Annualized Base Rent.

ADA	Americans with Disabilities Act of 1990.

AmREIT
AmREIT, Inc., formerly a Maryland corporation and parent of our General Partner, which merged with and into an indirect, wholly-owned subsidiary of Edens on February 18, 2015 when Edens acquired all of AmREIT’s common stock in an all-cash transaction.

AmREIT Acquisition	The purchase of all of AmREIT’s common stock on February 18, 2015 by Edens in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged into Edens and are no longer operating entities. Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its affiliates are performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2014.

AOCI	Accumulated Other Comprehensive Income.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of AmREIT.

CEO	Chief Executive Officer.

CFO	Chief Financial Officer.

Edens	Edens Investment Trust which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015.

Exchange Act	Securities Exchange Act of 1934, as amended.

GAAP	U.S. generally accepted accounting principles.

General Partner
AmREIT Monthly Income & Growth IV Corporation, a wholly-owned subsidiary of AmREIT. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens.  Subsequent to this acquisition, Edens, or its designated subsidiary, is the parent company of our General Partner.

GLA	Gross leasable area.

IRS	Internal Revenue Service.

LIBOR	London interbank offered rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

iii

NYSE	New York Stock Exchange.

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

iv

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our operating period, which ended in November 2013, has expired and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations.  Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners.  We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets. See further discussion in “Strategic Plan” below.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement.  The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds, if in the best interest of the Limited Partners. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units. Our General Partner utilizes the services of Edens and its affiliates in performing its duties under our limited partnership agreement. Prior to the AmREIT Acquisition, these services were performed by AmREIT and its affiliates.

Rental income accounted for 100% of our total revenue during the years ended December 31, 2014, 2013, and 2012, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants.  As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2014, our properties had an average occupancy of 95%.

OUR PORTFOLIO AND JOINT VENTURES

As of December 31, 2014, we wholly-own one property, we have a controlling interest (60%) in one property, and we have non-controlling investments in three additional properties, all of which are located in Texas, through joint ventures with affiliates and non-affiliates. Four of the properties are multi-tenant retail properties and the fifth property consists of land being developed into a luxury high rise multi-family rental project.  Our four multi-tenant retail properties comprise approximately 1.1 million square feet of GLA. See “Item 2. Properties” for a more detailed description of our investments in properties.

Our Cambridge & Holcombe  joint venture, in which we owned a 50% interest, sold the Cambridge & Holcombe property for $13.0 million on August 27, 2014.  The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which our pro rata share was $1.9 million. We concurrently invested $3.0 million for an approximate 7.3% ownership interest in the Millennium Cambridge Apartments joint venture.  See Note 3 of the Notes to Consolidated Financial Statements.

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

As the sole owner of our General Partner, Edens has the ability to purchase our wholly-owned properties that our General Partner determines are in our best interests to sell.  For the properties that we own through a joint venture, our General Partner typically has contractual buy-sell or rights of first offer, subject to the approval of our joint venture partners.  If our General Partner determines that it is in our best interests to sell one of our properties, our General Partner will notify Edens of our desire to sell such property. Edens will then have 30 days to determine whether to pay the market value to acquire the property for itself. To determine the market value of a property, both we and Edens, at our own cost and expense, will appoint a real estate appraiser with at least five years of full-time commercial appraisal experience and who is a member of the Appraisal Institute. If either of us fails to appoint an appraiser, the single appraiser appointed will be the sole appraiser and will determine the market value. Each appraiser shall conduct an independent appraisal of the property within 30 days after the two appraisers are appointed. If the appraised values are within five percent of each other, the market value of the property will be the mean of the two appraisals. If the two appraisals are more than five percent apart, a third appraiser meeting the qualifications stated above and independent from each party shall be appointed by the existing appraisers. Upon completion of the third appraisal, if the low appraisal and/or the high appraisal are/is more than five percent lower and/or higher than the middle appraisal, the low appraisal and/or the high appraisal will be disregarded. If only one appraisal is disregarded, the remaining two appraisals will be added together and their total divided by two, with the resulting quotient being the market value. If both the low appraisal and the high appraisal are disregarded as stated above, the middle appraisal will be the market value. Edens will have 10 business days after the final determination of market value to elect to purchase the property.

Strategic Plan

Our operating period ended in November 2013, and we have entered into the liquidation stage pursuant to the terms of our partnership agreement.  Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete.  During the liquidation period, we generally plan to distribute net proceeds generated from property sales to our Limited Partners.  Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

In executing our liquidation strategy, we could incur individual setbacks and possibly significant losses. Accordingly, we still may incur cash shortfalls, which could result in lender repossession of one or more properties or we and/or our joint ventures being forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of such properties. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets.

Liquidity Challenges

As of December 31, 2014, we have $246,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue into the future.

Our continuing short-term liquidity requirements consist primarily of operating expenses and other expenditures associated with our properties, regular debt service requirements and capital expenditures. We anticipate that our primary long-term liquidity requirements will include, but will not be limited to, operating expenses, making scheduled debt service payments, funding renovations, expansions, and other significant capital expenditures for our existing portfolio of properties including those of our joint ventures.

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

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required. We no longer guarantee this debt.

•
Our Cambridge & Holcombe joint venture, in which we owned a 50% interest, sold the Cambridge & Holcombe property for $13.0 million on August 27, 2014.  The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was approximately $1.9 million. We concurrently invested $3.0 million for an approximate 7.3% ownership interest in the Millennium Cambridge Apartments joint venture.  See Note 3 of the Notes to Consolidated Financial Statements.

•
During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of December 31, 2014, the joint venture has incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008, when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue into the future. A significant portion of Houston’s and Dallas’ economies are comprised of companies in the oil and gas as well as oilfield services sectors.  The price of oil in the recent months has declined to five-year lows, and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets; however, there is no guarantee that we and our joint ventures will be successful with our liquidity initiatives, and we may continue to look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens, (as AmREIT’s acquirer) has agreed to continue to defer payments, subject to its continued ability to do so.

Leverage

We have leveraged our investments in properties with operating histories using traditional, commercial real estate lending sources, as underwritten by our General Partner and the lender. We have not leveraged and do not intend to leverage equity contributed to joint venture developments, anticipating that local developers will employ construction financing consistent with that of traditional real estate projects and underwritten by the development partner, our General Partner and the lender.

We may refinance one of our properties after it has increased in value or when more favorable terms are available.  Refinancing may permit us to retain such property, enable us to engage in renovation or remodeling activities to make the property ready for sale, generate distributions to our Partners, or a combination of the above. We may incur debt for expenditures related to our properties, including expenses to facilitate the sale or payment of capital expenditures. However, we may not incur indebtedness (or any refinancing thereof) to acquire or improve properties in an amount greater than 75% of our cash and cash equivalents plus the market value of our portfolio based on a cap rate approach applied to the net operating income of the property, with a target of 60% of the value of our assets.

We may borrow money from Edens or its affiliates if our General Partner, in the exercise of its fiduciary duties, determines that the transaction is on terms that are fair and reasonable and no less favorable to us than comparable loans between unaffiliated parties.

COMPETITION

We compete with an indeterminate number of other real estate investors, including domestic and foreign corporations and financial institutions, publicly-traded and privately-held REITs, private institutional investment funds, investment banking firms, life insurance companies and pension funds, some of which have greater financial resources than we do. All of our properties are located in geographic areas that include competing properties.  As we decide to dispose of our properties, we may compete with third party sellers of similar types of commercial properties for suitable purchasers, which may result in our receiving lower net proceeds from a sale or in our not being able to dispose of such property at a time of our choosing due to the lack of an acceptable return.

While we continue to operate our properties, the number of competitive properties in a particular area could have a material adverse effect on both our ability to lease space at our properties and on the rents charged.  We compete for tenants based upon a number of factors including, but not limited to, location, rental rates, security, flexibility, expertise to design space to meet prospective tenants’ needs and the manner in which the property is operated, maintained and marketed. We may be required to provide rent concessions, incur charges for tenant improvements and other inducements, or we may not be able to timely lease vacant space, all of which would adversely impact our results of operations. We had to utilize rent concessions and undertake tenant improvements during the economic downturn to a greater extent than we historically have done.

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

CONFLICTS OF INTEREST

Our General Partner is subject to various conflicts of interest arising out of its relationship with us, the Limited Partners and Edens. Our General Partner and its affiliates have and will continue to try to balance our interests with their duties to other Edens-sponsored programs. However, to the extent that our General Partner or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our Limited Partners. Some of these conflicts are described below.

•
Our General Partner has no assets other than its general partner interest in us and its investment in our Units and therefore cannot provide us with financial assistance in the event we have capital needs.

•
Edens (and AmREIT prior to its merger into Edens), the parent of our General Partner, has substantial financial obligations related to its properties and its interest in other programs and may not be able to provide us financial assistance in the event we have capital needs.

•
Edens (and AmREIT prior to its merger into Edens) sponsors and manages other similar real estate programs and ventures that may compete with us.  Conflicts of interest with our General Partner’s management may arise in its allocating opportunities between us and other programs, particularly where our General Partner’s profit or loss interest in such other investment is different than our General Partner’s interest in the Partnership.

5

•
Conflicts of interest may arise in connection with performance of our General Partner’s responsibilities to us and its responsibilities to its other affiliates, such as allocation of its time and access to resources, such as financing, goods, material or labor, or in connection with its access to the leasing or resale markets. Because the management of our General Partner manages other investment funds and entities with similar investment strategies, including Edens (and AmREIT prior to its merger into Edens), competition for properties will create a conflict of interest.

•
Our General Partner’s management is engaged in substantial activities apart from our business, including their duties to Edens (and AmREIT prior to its merger into Edens) and other real estate programs sponsored by Edens (and AmREIT prior to its merger into Edens). As such, the time they can devote to our affairs is limited.

•
Our General Partner retains the services of affiliated leasing agents to lease the properties in which we have invested, and these leasing agents can face conflicts of interest if they are seeking to lease our properties and similar properties of our affiliates at the same time.

•
Conflicts of interest could arise in connection with any interests of our General Partner may have in a particular property, including any interests our General Partner may have as an affiliate of Edens (and AmREIT prior to its merger into Edens) in connection with any sale of a property to Edens.

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

•
Edens (and AmREIT prior to its merger into Edens) or its affiliates, including our General Partner, may in the future serve as management for the general partner of other companies or ventures, and acquire, develop and operate real estate related activities in the same areas as ours for their own account.

•
Edens (and ARIC, an affiliate of our General Partner prior to AmREIT’s merger into Edens) performs property management services for all of the properties in which we have an interest and may provide property management services for properties in which we acquire an interest in the future. Therefore, we might not always have the benefit of independent property management to the same extent as if our General Partner and the property manager were unaffiliated.

•
Our legal counsel acts and may in the future act as counsel to us, our General Partner, Edens (and AmREIT prior to its merger into Edens) and certain of our respective affiliates, that may become adverse to us, which may preclude our counsel from representing any or all of such parties.

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

We may sell some of our properties to Edens. As a result of the inherent conflict in such a sale, we will only sell a property to the parent of our General Partner, if it agrees to pay the market value subject to an appraisal process or the amount of a bona fide final third party offer for that property. In addition, we may borrow money from Edens or its affiliates.  Although our General Partner will only approve an affiliated borrowing transaction if, in the exercise of its fiduciary duties, it determines that the terms are fair and reasonable and no less favorable to us than comparable loans between unaffiliated third parties, our General Partner could face conflicts of interest in connection with such a transaction that may not be resolved in the best interests of our Limited Partners.

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

CORPORATE OFFICE

Our principal office is located at 8 Greenway Plaza, Suite 1000, Houston, Texas 77046. Our telephone number is (713) 850-1400.

ITEM 1A.          RISK FACTORS.

Not applicable.

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

Real Estate Investment Properties

As of December 31, 2014, we have ownership interests in five properties. We wholly-own one property, we have a controlling interest (60%) in one property and we have non-controlling investments in three properties through joint venture arrangements. We believe our properties are suitable for their intended use and are adequately insured.

As of December 31, 2014, we owned interests in the following properties, all of which are located in Texas:

		Percent		Percent
Property	Location	Owned	GLA	Occupied (1)		ABR (2)
Consolidated Properties
Village on the Green	San Antonio, TX	100%	36,306	80%		$589,631
Woodlake Pointe (3)	Houston, TX	60%	82,120	100%		144,000
Total consolidated properties			118,426	94	% (6)	733,631

Joint Venture Properties (4)
Casa Linda	Dallas, TX	50%	324,569	87%		4,038,359
Shadow Creek Ranch	Houston, TX	10%	613,109	99%		8,212,424
Millennium Cambridge Apartments (5)	Houston, TX	7%	n/a	n/a		n/a
Total joint venture properties			937,678	95	% (6)	12,250,783

Total Properties			1,056,104	95	% (6)	$12,984,414

(1)	Percent occupied is calculated as (i) GLA under commenced leases as of December 31, 2014, divided by (ii) total GLA, expressed as a percentage.

7

(2)
ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014 by (ii) 12 months.  ABR represents base rents in place on leases with rent having commenced as of December 31, 2014, and does not reflect straight-line rent or other adjustments under GAAP. Our leases do not contain material tenant concessions or rent abatements.

(3)	This property is planned for redevelopment, and, as of December 31, 2014, a portion of this property was occupied by a tenant with a temporary lease.
(4)	Properties are owned through a joint venture that is not consolidated in our financial statements.
(5)
We formerly owned a 50% interest in the Cambridge & Holcombe  joint venture, which sold its 2.02 acres of raw land planned for development for $13.0 million to the Millennium Cambridge Apartments joint venture.  We concurrently invested $3.0 million (the majority of the distributions we received from the Cambridge & Holcombe joint venture upon the property’s sale) for a 7.3% ownership interest in the Millennium Cambridge Apartments joint venture, which plans to develop the land into a 374 unit luxury high rise multi-family rental project.

(6)	Represents weighted average percent occupied, based on GLA.

Operating Properties - Our operating properties consist primarily of multi-tenant retail shopping centers. The tenants of these investment properties consist of national, regional and local retailers anchored by an established grocery store operator in the region. We also own shopping centers that are leased to national drug stores, national restaurant chains, national value-oriented retail stores and other regional and local retailers. Of our five properties in which we own an interest, Casa Linda, Shadow Creek Ranch, and Village on the Green are operating properties and not currently under redevelopment.

Development and Redevelopment Properties - We have also invested in development and redevelopment properties, either directly or indirectly through joint ventures. The amount of equity committed to development and redevelopment projects is generally 25% to 100% of the total cost of the project, with the remaining costs being funded through lines of credit, construction financing or other property level mortgage financing.  As of December 31, 2014, our Millennium Cambridge Apartments property is planned for development, and our Woodlake Pointe property is planned for redevelopment.

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

Each of our development and redevelopment projects has and will have a project manager assigned to ensure all necessary functions are performed. The project manager is responsible for coordinating all phases of the project, including the feasibility study of each project prior to the commencement of development and much of the pre-development work. Each development also has a construction manager who is responsible for coordinating all the outsourced trades including architectural, engineering, environmental and construction contractors.  The construction manager will be an employee of Edens in the event that Edens is providing construction management services to a development project. The project and construction managers are jointly responsible for the preparation and adherence to the development budgets. Capital inflows and outflows are carefully tracked and compared against budgets. Actual costs versus budget reports are prepared on a monthly basis for review by various parties including the development team, management team and lenders. The project and construction managers work in unison to ensure each project is built within budget and on a timely basis.

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

Description of Our Wholly-Owned Property

Village on the Green

On March 25, 2008, through our wholly-owned special purpose entity, AmREIT VOG, LP, we purchased the Village on the Green property, a 36,306 square foot retail shopping center located in San Antonio, Texas. The property was purchased from an unaffiliated third party. The property has a 10-year mortgage loan with $5.7 million outstanding that bears an annual interest rate of 5.5% and matures in April 2017. As of December 31, 2014, major tenants of the Village on the Green property included Paesano’s Restaurant as the largest tenant occupying 8,300 square feet and Rouse Dental Office occupying 4,500 square feet.

Description of Our Joint Venture Properties

Woodlake Pointe

On November 21, 2007, through a joint venture arrangement with MIG III and ARIC, we acquired a 40% interest in AmREIT Westheimer Gessner, LP, which owns the Woodlake Pointe property, a 82,120 square-foot retail shopping center located in Houston, Texas.  The property was purchased from an unaffiliated third party. In May 2008, the joint venture acquired an additional tract of land adjacent to the Woodlake Pointe property. In June 2008, we acquired an additional 20% investment interest in AmREIT Westheimer Gessner, LP from an affiliated entity at its net book value.  As a result of our 60% ownership interest, we consolidate AmREIT Westheimer Gessner, LP into our results of operations. The remaining 40% is owned by affiliated Edens entities, MIG III (30%) and ARIC (10%).

This property is under redevelopment; however, we have experienced challenges in executing a long term lease with a tenant to redevelop the property. While we continue to pursue redevelopment opportunities that will optimize the property’s value, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. Accordingly, we reviewed this property for impairment as of December 31, 2014. The property was appraised at approximately $8.2 million.  In arriving at our fair value estimate we considered numerous factors. We estimated fair value utilizing both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million.  Accordingly, we recorded an impairment of $2.0 million as of December 31, 2014.

During 2011, we signed a lease with a large national fitness tenant, and we completed construction of a 45,000 square foot building on the property during 2012 for total redevelopment costs of $6.7 million. On September 30, 2013, our Woodlake Pointe joint venture sold the single-tenant building and land parcel for $12.0 million to an unrelated third party. The land and building were secured by a $6.6 million loan that was repaid in full with proceeds from the sale. We received a distribution of $3.0 million on October 1, 2013 in connection with this sale.

Casa Linda

On December 8, 2006, through a joint venture arrangement with MIG III, we acquired a 50% interest in the Casa Linda property, a 324,569 square foot retail shopping center located in Dallas, Texas. The property was purchased from an unaffiliated third-party. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Pei Wei, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of December 31, 2014, the joint venture has incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities.

Millennium Cambridge Apartments

On December 31, 2007, we acquired a 50% interest in the Cambridge Holcombe property through a joint venture arrangement with an unaffiliated third party, which owned 2.02 acres of vacant land is located in the Texas Medical Center in Houston, Texas. On August 27, 2014, our Cambridge & Holcombe joint venture sold its 2.02 acres of raw land for $13.0 million to the Millennium Cambridge Apartments joint venture. The Cambridge & Holcombe joint venture repaid its $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. We concurrently invested $3.0 million (the majority of the distributions we received from the Cambridge & Holcombe joint venture upon the property’s sale) for a 7.3% ownership interest in the Millennium Cambridge Apartments joint venture, which will develop a 374 unit luxury high rise multi-family rental project with 22 stories of residential space over a five-story parking garage on the land that was acquired. Total estimated costs are $101.0 million and the project is anticipated to commence construction in 2015. We do not expect to make any further capital investment in this joint venture.

Shadow Creek Ranch

On February 29, 2008, through a joint venture arrangement with an unaffiliated third party (80%) and AmREIT (10%), we acquired a 10% interest in the Shadow Creek Ranch property, a 613,109 square foot retail shopping center located in Pearland, Texas.   The development of the Shadow Creek Ranch shopping center was completed in the first quarter of 2008. Approximately 6,000 square feet of land remains to be developed into pad sites next to the shopping center. The joint venture obtained a seven-year mortgage loan from Metropolitan Life Insurance Company for $65.0 million at an annual interest rate of 5.5% until its maturity in March 2015. On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required.

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

The following table shows the tenants which occupy 10% or more of the GLA for each property in which we own an interest and the lease expirations of such tenants, each as of December 31, 2014, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Property	Industry	GLA	Percentage of Total GLA	Year of Lease Expiration
Casa Linda
Albertson’s	Grocery	59,561	18%	2016
Woodlake Pointe
Urban Rug Company (1)	Furniture Retail	82,120	100%	2015
Shadow Creek Ranch
H-E-B Grocery	Grocery	150,615	25%	2027
Academy Sports & Outdoors	Sporting Goods	85,584	14%	2022
Burlington Coat Factory	Clothing Retail	70,437	11%	2022
Village on the Green
Paesano’s Restaurant	Dining	8,301	23%	2019
Rouse Dental Office	Healthcare	4,499	12%	2023

(1)	Represents a temporary lease.

Lease Expirations

The following table shows lease expirations for our two consolidated properties as of December 31, 2014, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	7,263	-	0%
2015 (2)	8	91,493	326,336	44%
2016	3	4,116	75,684	10%
2017	-	-	-	0%
2018	2	2,754	49,572	7%
2019	1	8,301	198,347	27%
2020	-	-	-	0%
2021	-	-	-	0%
2022	-	-	-	0%
2023	1	4,499	83,692	12%
Totals	15	118,426	733,631	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014, by (ii) 12 months.
(2)	Includes the expiration of a temporary lease with The Urban Rug Outlet for 82,120 square feet at Woodlake Pointe.

The following table shows lease expirations for our three non-consolidated properties as of December 31, 2014, during each of the next ten years and thereafter, assuming that tenants exercise no renewal options, but do exercise any early termination rights.

Year of Lease Expiration	Total Number of Leases	GLA	ABR (1)	Percentage of Total ABR
Vacant	-	45,620	-	0%
2015	14	27,815	660,402	5%
2016	12	89,846	811,881	7%
2017	14	34,720	644,745	5%
2018	24	60,224	1,548,376	13%
2019	21	47,486	968,451	8%
2020	11	44,677	799,482	6%
2021	5	38,759	560,570	5%
2022	10	238,147	2,599,552	21%
2023	6	74,575	1,203,222	10%
2024	3	44,790	755,554	6%
Thereafter	8	191,019	1,698,548	14%
Totals	128	937,678	12,250,783	100%

(1)	ABR is calculated by multiplying (i) monthly base rent as of December 31, 2014, by (ii) 12 months.

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Holders

As of March 19, 2015, we had 1,988 Units outstanding, held by 822 Limited Partners.

There is no established public trading market for our Units. As of December 31, 2014, none of the Units were subject to any outstanding options or warrants, and we had not issued any securities convertible into our Units. The Units, which are “restricted securities” as defined in Rule 144 promulgated by the SEC under the Securities Act, must be held indefinitely unless they are subsequently registered under the Securities Act and any applicable state securities laws or unless, upon the advice of counsel satisfactory to us, the Units are sold in a transaction that is exempt from the registration requirements of such laws. We have not agreed to register under the Securities Act for sale by Limited Partners, and there were no Units that are being, or have been publicly proposed to be, publicly offered by us.  No Units have been sold since we closed the Offering on March 31, 2008.

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

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding “Item 1. Business.”

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55 per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement.  The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds if in the best interest of the Limited Partners. Our General Partner utilizes the services of Edens and its affiliates (and AmREIT and its affiliates prior to its merger into Edens)  in performing its duties under our limited partnership agreement. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units.

Rental income accounted for 100% of our total revenue during the years ended December 31, 2014, 2013, and 2012, primarily from net leasing arrangements that include the payment of base rent and the reimbursement of the operating expenses of the properties by our tenants.  As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness. As of December 31, 2014, our properties had an average occupancy of 95%.

Our Portfolio and Joint Ventures

As of December 31, 2014, we wholly-own one property comprising 36,306 square feet of GLA, have a controlling interest in one property comprising 82,120 square feet of GLA, and we have non-controlling investments in three additional properties comprising 937,678 square feet of GLA. Four of the properties are multi-tenant retail properties and the fifth property consists of land being developed into a luxury high rise multi-family rental project.  All of our properties are located in highly populated, suburban communities in Texas. We acquired all of these properties subsequent to our formation.

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

Our Cambridge & Holcombe joint venture, in which we owned a 50% interest, sold the Cambridge & Holcombe property for $13.0 million on August 27, 2014.  The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was approximately $1.9 million. We concurrently invested $3.0 million for an approximate 7.3% ownership interest in the Millennium Cambridge Apartments joint venture.  See Note 3 of the Notes to Consolidated Financial Statements.

Strategic Plan

Our operating period ended in November 2013, and we have entered into the liquidation stage pursuant to the terms of our partnership agreement.  Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete. Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners.  During the liquidation period, we generally plan to distribute net proceeds generated from property sales to our Limited Partners.  Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

In executing our liquidation strategy, we could incur individual setbacks and possibly significant losses. Accordingly, we still may incur cash shortfalls, which could result in lender repossession of one or more properties or we and/or our joint ventures being forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of such properties. We do not expect that Edens’ acquisition of AmREIT described above will impact the orderly liquidation of our assets.

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

Real Estate Redevelopment

Expenditures related to the redevelopment of real estate are carried at cost, which includes capitalized carrying charges, acquisition costs and development costs. Carrying charges, primarily interest, real estate taxes, insurance and loan acquisition costs, and direct and indirect development costs related to buildings under construction are capitalized as part of construction in progress. The capitalization of such costs ceases at the earlier of the date of completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

•
As of December 31, 2014, we recorded a $2.0 million impairment, which is included in income (loss) from continuing operations on our Consolidated Statements of Operations related to the remaining portion of our Woodlake Pointe property. See Note 6 of the Notes to Consolidated Financial Statements.

•
During 2013, we recorded an impairment loss of $576,000, which is included in income (loss) from discontinued operations on our Consolidated Statements of Operations related to the sale of a single-tenant asset and land parcel at our Woodlake Pointe property. See Note 10 of the Notes to Consolidated Financial Statements.

•	No impairment charges were recognized on our consolidated properties during the year ended December 31, 2012.

Investment in Non-Consolidated Entities

As of December 31, 2014, we had ownership interests in four real estate properties through joint ventures.  Although we exercise significant influence over the activities of the four properties, we do not have a controlling financial interest in three of the four joint ventures.  Accordingly, our joint venture interests in these three properties are reported under the equity method.  Our joint ventures recognize revenues from rents and tenant reimbursements in the same manner as discussed under “Revenue Recognition” above; however, we record our percentage interest in the earnings and losses of these entities on a net basis in income (loss) from non-consolidated entities on our consolidated statements of operations.

We review our investments in non-consolidated entities for other-than-temporary impairment.  Accordingly, we review the investments held by the underlying investee entities for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including accrued rental income, may not be recoverable through operations. We determine whether an impairment in value occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the investment, with the carrying value of the individual investment. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each investment. No impairment charges were recognized for our investments in non-consolidated investments during the years ended December 31, 2014, 2013 and 2012.

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

Scheduled lease expirations - During 2015, 91,493 square feet of GLA (77% of the total GLA) of our two consolidated properties is scheduled to expire, 82,120 square feet of which is related to the expiration of a temporary lease with The Urban Rug Outlet at Woodlake Pointe, which is under redevelopment. Our leasing strategy for 2015 focuses on negotiating renewals with existing tenants,  identifying and executing leases with new tenants or existing tenants seeking additional space to occupy the square footage for which we are unable to negotiate such renewals and redeveloping our Woodlake Pointe property.

Comparison of the year ended December 31, 2014, to the year ended December 31, 2013

Revenues. Revenues decreased $74,000 for the year ended December 31, 2014 as compared to 2013. The decrease was due to the vacancy during 2014 created by one of our tenants at Village on the Green beginning in the first quarter of 2014.

Asset management fees – related party. Asset management fees – related party increased approximately $101,000 for the year ended December 31, 2014 as compared to 2013. Our asset management fees are calculated based upon the net fair value of our assets, which increased between 2013 and 2014.

Property expense. Property expense increased $104,000 for the year ended December 31, 2014 as compared to 2013. The increase is primarily related to lighting repairs of $27,000, increased security of $17,000, increased property taxes of $14,000, and vacant suite expenses of $18,000 during 2014 at our Village on the Green property.

Legal and professional. Legal and professional expense increased approximately $29,000 for the year ended December 31, 2014 as compared to 2013 primarily due to increased audit expenses.

Impairment.  We recorded a $2.0 million impairment loss on our Woodlake Pointe property. See Note 6 of the Notes to Consolidated Financial Statements.

Interest expense.  Interest expense decreased approximately $70,000 for the year ended December 31, 2014 as compared to 2013. The decrease is due to lower balances owed on our notes payable - related party as a result of repayments made during 2013.

Income (loss) from non-consolidated entities. Income from non-consolidated entities increased approximately $188,000 for the year ended December 31, 2014 as compared to 2013. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period.  We recorded a gain of $1.9 million related to the sale of Cambridge & Holcombe in 2014 and we recorded our pro rata share of the gain on the sale of Woodlake Square of approximately $1.1 million by our Woodlake Square joint venture in 2013.

Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $198,000 for the year ended December 31, 2014 as compared to 2013. Our loss from discontinued operations during 2013 relates to an impairment of $576,000 from the sale of our single-tenant building at our Woodlake Pointe property during the third quarter of 2013. See Note 10 of the Notes to Consolidated Financial Statements. The loss incurred during 2014 represents a final sales price adjustment on our Woodlake Pointe property related to tenant property tax reimbursements.

Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests changed by approximately $1.34 million from income of $466,000 for the year ended December 31, 2013 as compared to a loss of $875,000 for the year ended December 31, 2014. This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements.  Our 2014 loss primarily represents a  $2.0 million impairment recorded in 2014 for our Woodlake Pointe property as well as operating losses from  our Woodlake Point property. Our 2013 income was due to our portion of the gain on sale of Woodlake Square property of $1.0 million offset by our portion of the impairment from the sale of a single-tenant building and land parcel of $576,000 at our Woodlake Pointe property.

Comparison of the year ended December 31, 2013, to the year ended December 31, 2012

Revenues.  Revenues decreased approximately $67,000 for the year ended December 31, 2013, as compared to 2012. The decrease is primarily due to a favorable reconciliation and resolution of prior year common area maintenance recoveries received during the first quarter of 2012, with no such recoveries received in 2013.

Property expense. Property expense decreased $63,000 for the year ended December 31, 2013, as compared to 2012.  The decrease is primarily due a $40,000 reduction in property tax consulting fees and a $10,000 decrease in property maintenance fees in 2013.

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

Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $566,000 during the year ended December 31, 2013, as compared 2012. This amount represents the 40% interest in the Woodlake Pointe property and the 40% interest in Woodlake Holdco (owns our investment in Woodlake Square) that we do not own, but that we consolidate in our financial statements.  The increase in income was due to our portion of the gain on sale of Woodlake Square property ($1.0 million) offset by our portion of the impairment from the sale of a single-tenant building and land parcel of $576,000 at our Woodlake Pointe property.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we have $246,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue into the future.

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

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required.

•
Our Cambridge & Holcombe joint venture, in which we owned a 50% interest, sold the Cambridge & Holcombe property for $13.0 million on August 27, 2014.  The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was approximately $1.9 million. We concurrently invested $3.0 million for an approximate 7.3 % ownership interest in the Millennium Cambridge Apartments joint venture.  See Note 3 of the Notes to Consolidated Financial Statements.

•
During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of December 31, 2014, the joint venture has incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage matures in December 2017. The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets; however, there is no guarantee that we and our joint ventures will be successful with the above liquidity initiatives, and we may continue to look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens has agreed to continue defer payments, subject to its continued ability to do so.

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants. A significant portion of Houston’s and Dallas’ economies are comprised of companies in the oil and gas as well as oilfield services sectors.  The price of oil in the recent months has declined to five-year lows, and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

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

Our Historical Cash Flows

	2014	2013
Operating activities	$(499)	$(411)
Investing activities	27	13,329
Financing activities	315	(12,644)

Net cash flows used in operating activities increased approximately $88,000 during the year ended December 31, 2014, as compared to 2013. This increase is primarily due to an increase in net loss exclusive of impairments, income from non-consolidated entities, and fewer payments of accounts payable and accounts payable – related party.

Net cash flows provided by investing activities decreased approximately $13.3 million during year ended December 31, 2014, as compared to 2013. This decrease in cash inflows is primarily due to:

•	proceeds of $11.6 million received during 2013 related to the sale of a single-tenant building and land parcel at our Woodlake Pointe property with no such sale during 2014; and

•	an increase in advances to and investments in non-consolidated entities of $2.1 million during 2014 related to our re-investment in the Millennium Cambridge Apartments.

Net cash flows provided by financing activities were $315,000 for the year ended December 31, 2014, an increase of $13.0 million over net cash flows used in financing activities of $12.6 million in 2013. The increase was primarily due to fewer repayments of notes payable and notes payable – related party during 2014 as well as distributions to non-controlling interests of $3.4 million made during 2013.

Future Contractual Obligations

As of December 31, 2014, we had the following contractual long-term mortgage debt obligations (see also Note 5 of the Notes to Consolidated Financial Statements for further discussion regarding the specific terms of our debt) (in thousands):

Scheduled payments by year	Principal	Loan maturities	Interest (1)	Total payments
2015	$108	$-	$316	$424
2016	113	-	310	423
2017	30	5,442	101	5,573
Total	$251	$5,442	$727	$6,420

(1)	Interest expense includes our interest obligations as of December 31, 2014, and does not assume the refinancing of any maturing debt.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

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

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer respectively, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act) as of December 31, 2014.  Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Management’s Annual Report on Internal Control over Financial Reporting

Our General Partner and its affiliates maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, which is a process designed under the supervision of our General Partner’s principal executive officer and principal financial officer and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our General Partner is responsible for establishing and maintaining adequate internal control over financial reporting, and, with the participation of our General Partner’s principal executive officer and principal financial officer conducted an evaluation of the effectiveness of Edens’ internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, we believe that our internal control over financial reporting is effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION.

None.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS.

We have no directors or executive officers. We are managed by our General Partner, which does not have any employees and relies upon the personnel of Edens (and AmREIT prior to its merger into Edens) and its affiliates to perform services for us. Our limited partnership agreement provides that we will continue until December 31, 2026, unless sooner terminated. As we have no directors and are managed by our General Partner, we have no standing audit, nominating, or compensation committees.

The following table sets forth certain information regarding the officers and director of our General Partner.

Name	Age	Position
Terry S. Brown	53	President and Director
Jodie W. McLean	46	Vice President and Director
Jason K. Tompkins	44	Secretary, Vice President and Director
Chad C. Braun	42	Vice President

Terry S. Brown. Mr. Brown has served as President and as a Director of our General Partner since the Edens acquisition in February 2015. Mr. Brown has been Chairman and Chief Executive Officer of Edens since 2002. Mr. Brown also serves on the Board of Directors of AvalonBay Communities. Mr. Brown is qualified to serve as a director of our General Partner because of his leadership, knowledge of Edens and its affiliated companies and his extensive experience within the real estate industry.

Jodie W. McLean. Ms. McLean has served as Vice President and as a Director of our General Partner since the Edens acquisition in February 2015. Ms. McLean has been the President of Edens since 2002 and Chief Investment Officer of Edens since 1997. Ms. McLean is qualified to serve as a director of our General Partner because of her investment and development expertise, knowledge of Edens and its affiliated companies and her extensive experience within the real estate industry.

Jason K. Tompkins. Mr. Tompkins has served as Secretary and Vice President and as a Director of our General Partner since the Edens acquisition in February 2015. Mr. Tompkins has been the Chief Financial Officer of Edens since 2004. Mr. Tompkins is qualified to serve as a director of our General Partner because of his financial expertise, knowledge of Edens and its affiliated companies and his extensive experience within the real estate industry.

Chad C. Braun. Mr. Braun has served as Vice President of our General Partner since the Edens acquisition in February 2015. Prior to that, Mr. Braun served as the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the General Partner since 2002 and as its Chief Operating Officer since March 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4 and 5 furnished to us under Rule 16a-3(e) of the Exchange Act during the fiscal year ended December 31, 2014, we know of no reporting person who has failed to file on a timely basis, as disclosed in the above forms, any report required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

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

As of March 19, 2015, there were 1,988 Units issued and outstanding owned by 822 Limited Partners.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Compensation Arrangements

Our General Partner and its affiliates received the payments and fees from us described below. These payments and fees were not negotiated and may be higher than payments and fees that would have resulted from an arm’s length transaction with an unrelated entity. In addition to the fees paid by us as described below, the non-consolidated entities in which we have an investment paid a total of $743,000 and $954,000 million in property management and leasing fees to one of our affiliated entities for the fiscal years ended December 31, 2014 and 2013, respectively.

For the year ended December 31,
Type and Recipient	Determination of Amount	2014	2013

Asset Management Fee - General Partner
A fee equal to 1.0% of net invested capital under management for accounting related services, investor relations, facilitating the deployment of capital, and other services provided by our General Partner to us.
		$ 255,072	$ 153,552

Acquisition Fees - General Partner	A fee not to exceed, for any single acquisition, 3% of the contract purchase price up to $20 million, and 2% of the contract purchase price in excess of $20 million.	No amounts have been paid	No amounts have been paid

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
		No amounts have been paid	No amounts have been paid

For the year ended December 31,
Type and Recipient	Determination of Amount	2014	2013

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
		$ 41,412	$ 86,529

Interest expense on notes payable-related party	We incur interest on amounts loaned to us by our General Partner. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of our notes payable-related party.	$ 38,655	$ 103,918

Reimbursement of Operating Expenses - General Partner
We reimburse the actual expenses incurred by our General Partner for performing acquisition, development, management and administrative functions for us, including construction and construction management fees for development and redevelopment projects.
		$ 289,911	$ 278,915

Distributions During Operating Stage - General Partner	Our General Partner is entitled to distributions during our operating period.	No amounts have been paid	No amounts have been paid

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
		No amounts have been paid	No amounts have been paid

		For the year ended December 31,
Type and Recipient	Determination of Amount	2014	2013

	Liquidating Stage

Distributions of Net Cash Flow - General Partner	Our General Partner is entitled to distributions after our operating period.	No amounts have been paid	No amounts have been paid

(1)	The real estate brokerage commissions payable during the liquidation period will also be payable for actively managed properties sold during the operation period.

Joint Ventures with Affiliates

As of December 31, 2014, we had entered into three joint ventures with our affiliates.

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

Directors

We have no directors and are managed by our General Partner. Descriptions of the directors of our General Partner are set forth above.

Loans from Affiliates

As of December 31, 2014 and 2013, we had $1.6 million and $1.1 million, respectively, that was owed to AmREIT in notes payable – related party. See also Note 5 of the Notes to Consolidated Financial Statements. We borrowed an additional $558,000 from AmREIT during 2014, primarily to fund general and administrative costs as well as asset management fees due to ARIC.

Saturn Subsidiary, LLC (AmREIT Realty Investment Corporation prior to AmREIT’s merger into Edens)

Saturn Subsidiary, LLC is a fully integrated real estate development and operating business that is wholly owned by Edens Limited Partnership, which is, in turn, majority owned by Edens and is the parent of our General Partner. Edens employs a full complement of brokers and real estate professionals who provide development, acquisition, brokerage, leasing, construction management, asset and property management services to Edens affiliated entities and to third parties. Edens serves as one of our property managers and is responsible for managing and leasing some of our properties. We pay Edens property management and leasing fees as described above. Edens hires, directs and establishes policies for employees who will have direct responsibility for the operations of each property it manages, which may include but is not limited to on-site managers and building and maintenance personnel. Certain employees of the property manager may be employed on a part-time basis and may also be employed by our General Partner or its affiliates. Edens also directs the purchase of equipment and supplies and supervises all maintenance activity. The management fees paid to Edens  includes, without additional expense to us, all of its general overhead costs.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

KPMG LLP, independent registered public accounting firm and certified public accountants (“KPMG”), served as our independent accountants for the fiscal year ended December 31, 2014.  The following is an explanation of the fees billed to us by KPMG for professional services rendered for the fiscal years ended December 31, 2014 and 2013.

Audit Fees

The aggregate fees billed to us for professional services related to the audit of our annual financial statements, review of financial statements included in our Forms 10-Q, or other services normally provided by KPMG in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, totaled $179,000 and $150,000, respectively.

Audit-Related Fees, Tax Fees and All Other Fees

The services that have been performed by KPMG have been limited to audit services.  Accordingly, we have paid no audit-related fees, tax fees or other fees to KPMG for the fiscal years ended December 31, 2014 and 2013.

Audit Committee’s Pre-Approval Policies and Procedures

The Company does not have an independent audit committee. Our General Partner must approve any services to be performed by our independent auditors and has approved all audit fees for the years ended December 31, 2014 and 2013.

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

31.1	Certification of the Principal Executive Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
31.2	Certification of the Principal Financial Officer of the Partnership pursuant to Exchange Act Rule 13a-14(a) (filed herewith).
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Partners’ Capital for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (v) the Notes to the Consolidated Financial Statements and (vi) Financial Statement Schedule III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner
Date: March 30, 2015
	By:	/s/ Terry S. Brown
Terry S. Brown
President and Director

	By:	/s/ Jason K. Tompkins
Jason K. Tompkins
Secretary, Vice President and Director

By:	/s/ Chad C. Braun
Chad C. Braun
Vice President
27

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

All other financial statement schedules are omitted as the required information is either inapplicable or is included in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Partners
AmREIT Monthly Income & Growth Fund IV, L.P.:

We have audited the accompanying consolidated balance sheets of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AmREIT Monthly Income & Growth Fund IV, L.P. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP

Houston, Texas
March 30, 2015

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	December 31,	December 31,
	2014	2013

ASSETS
Real estate investments at cost:
Land	$7,583	$7,505
Buildings	10,948	12,925
Tenant improvements	357	360
	18,888	20,790
Less accumulated depreciation and amortization	(3,217)	(2,814)
	15,671	17,976

Investment in non-consolidated entities	9,768	8,211
Acquired lease intangibles, net	-	21
Net real estate investments	25,439	26,208

Cash and cash equivalents	246	403
Tenant and accounts receivables, net	78	83
Accounts receivable - related party	2	419
Notes receivable, net	2	9
Deferred costs, net	48	73
Other assets	160	160
TOTAL ASSETS	$25,975	$27,355

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,693	$5,795
Notes payable - related party	1,649	1,091
Accounts payable and other liabilities	463	301
Accounts payable - related party	231	241
Acquired below-market lease intangibles, net	-	4
Security deposits	42	43
TOTAL LIABILITIES	8,078	7,475

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 Units outstanding at December 31, 2014 and 2013	14,823	15,829
TOTAL PARTNERS’ CAPITAL	14,823	15,829

Non-controlling interests	3,074	4,051
TOTAL CAPITAL	17,897	19,880

TOTAL LIABILITIES AND CAPITAL	$25,975	$27,355

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2014, 2013 and 2012
(in thousands, except for per Unit data)

	2014	2013	2012

Revenues:
Rental income from operating leases	$923	$997	$1,064
Total revenues	923	997	1,064

Expenses:
General and administrative	72	79	92
General and administrative - related party	263	279	285
Asset management fees - related party	255	154	154
Impairment	2,000	-	-
Property expense	539	435	498
Property management fees - related party	41	47	45
Legal and professional	245	216	229
Depreciation and amortization	541	539	516
Total operating expenses	3,956	1,749	1,819

Operating loss	(3,033)	(752)	(755)

Other income (expense):
Interest and other income	-	12	-
Interest expense	(364)	(434)	(489)
Income (loss) from non-consolidated entities	1,547	1,359	(1,063)
State income tax benefit	-	6	-
Total other income (expense)	1,183	943	(1,552)

Income (loss) from continuing operations	(1,850)	191	(2,307)

Income (loss) from discontinued operations	(31)	(229)	59

Net income (loss), including non-controlling interests	(1,881)	(38)	(2,248)

Net (income) loss attributable to non-controlling interests	875	(466)	100

Net income (loss) attributable to partners	$(1,006)	$(504)	$(2,148)

Weighted average Units outstanding	1,988	1,988	1,988
Net loss per Unit
Income (loss) from continuing operations	$(930.58)	$96.08	$(1,160.46)
Income (loss) from discontinued operations	$(15.60)	$(115.19)	$29.68
(Income) loss attributable to non-controlling interests	$440.14	$(234.41)	$50.30
Net income (loss) attributable to partners	$(506.04)	$(253.52)	$(1,080.48)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2011	$-	$18,481	$6,797	$25,278

Net loss, including non-controlling interests (1)	-	(2,148)	(100)	(2,248)
Contributions from non-controlling interests	-	-	97	97

Balance at December 31, 2012	$-	$16,333	$6,794	$23,127

Net income (loss), including non-controlling interests (1)	-	(504)	466	(38)
Contributions from non-controlling interests	-	-	147	147
Distributions to non-controlling interests	-	-	(3,356)	(3,356)

Balance at December 31, 2013	$-	$15,829	$4,051	$19,880

Net income (loss), including non-controlling interests (1)	-	(1,006)	(875)	(1,881)
Distributions to non-controlling interests	-	-	(102)	(102)

Balance at December 31, 2014	$-	$14,823	$3,074	$17,897

(1)
The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $10, $5, and $21 for the 2014, 2013 and 2012 periods. The cumulative curative allocation since inception of the Partnership is $287. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$(1,881)	$(38)	$(2,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment of investment property	2,000	576	-
Bad debt expense	12	13	30
Loss (income) from non-consolidated entities	(1,547)	(1,359)	1,063
Depreciation and amortization	533	650	579
Increase in tenant and accounts receivable	(7)	(334)	(115)
(Increase) decrease in accounts receivable - related party	423	(5)	(95)
(Increase) decrease in other assets	-	(22)	3
Increase (decrease) in accounts payable and other liabilities	(60)	(88)	(411)
Increase in accounts payable - related party	29	194	802
Increase (decrease) in security deposits	(1)	2	(2)
Net cash used in operating activities	(499)	(411)	(394)

Cash flows from investing activities:
Improvements to real estate	(108)	(613)	(6,111)
Payments received on notes receivable	7	18	-
Advances to related party	(6)	(202)	-
Investment in non-consolidated entities	(3,496)	(1,175)	(1,002)
Distributions from non-consolidated entities	3,486	3,573	143
Net proceeds from sale of interest in an investment property	-	11,584	-
Net proceeds applied to land basis	144	144	144
Net cash provided by (used in) investing activities	27	13,329	(6,826)

Cash flows from financing activities:
Proceeds from notes payable	-	460	6,028
Payments on notes payable	(102)	(6,805)	(90)
Proceeds from notes payable - related party	519	860	892
Payments on notes payable - related party	-	(3,950)	-
Contributions from non-controlling interests	-	147	97
Distributions to non-controlling interests	(102)	(3,356)	-
Net cash provided by (used in) financing activities	315	(12,644)	6,927

Net increase (decrease) in cash and cash equivalents	(157)	274	(293)
Cash and cash equivalents, beginning of period	403	129	422
Cash and cash equivalents, end of period	$246	$403	$129

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$321	$496	$333
Taxes	$10	$6	$6

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$222	$172	$348

Reclassification from accounts payable - related party to notes payable - related party	$39	$523	$740

Reclassification from accounts receivable to notes receivable	$-	$137	$-

Construction fees included in accounts payable	$-	$28	$82

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012

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

Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT, formerly a SEC reporting, Maryland corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. Effective February 18, 2015, Edens became the parent company of our General Partner when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT for $26.55per share in an all-cash transaction, without interest and less any applicable withholding taxes.

Our operating period ended in November 2013 and we have entered into our liquidation period. However, an orderly liquidation of all of our properties will likely take years for our General Partner to complete and wind up our operations.  Because we have entered into our liquidation period, we will not invest in any new real estate without approval of our limited partners.  Edens’ acquisition of AmREIT described above will not impact the orderly liquidation of our assets. See further discussion in “Strategic Plan” below.

Our General Partner has the exclusive right to manage our business and affairs on a day-to-day basis pursuant to our limited partnership agreement.  The Limited Partners have the right to remove and replace our General Partner, with or without cause, by a vote of the Limited Partners owning a majority of the outstanding Units (excluding any Units held by our General Partner). Our General Partner is responsible for all of our investment decisions, including decisions relating to the properties to be developed, the method and timing of financing or refinancing the properties, the selection of tenants, the terms of the leases, the method and timing of the sale of our properties and the reinvestment of net sales proceeds, if in the best interest of the Limited Partners. Our General Partner has invested $1,000 in us in exchange for its general partner interest and has invested $800,000 in us in exchange for 32 Units. Our General Partner utilizes the services of Edens and its affiliates in performing its duties under our limited partnership agreement. Prior to the AmREIT acquisition, these services were performed by AmREIT and its affiliates.

Strategic Plan

Our operating period ended in November 2013, and we have entered into the liquidation stage pursuant to the terms of our partnership agreement.  Accordingly, our General Partner has begun in good faith to review market sales opportunities, but attractive sales opportunities may not exist in the near term. As such, an orderly liquidation of our assets and wind-down of our operations may take several years for our General Partner to complete.  During the liquidation period, we generally plan to distribute net proceeds generated from property sales to our Limited Partners.  Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment.

In executing our liquidation strategy, we could incur individual setbacks and possibly significant losses. Accordingly, we still may incur cash shortfalls, which could result in lender repossession of one or more properties or we and/or our joint ventures being forced to sell one or more properties at a time when it is disadvantageous to do so, potentially resulting in losses on the disposition of such properties. Edens’ acquisition of AmREIT described above will not impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of December 31, 2014, we had $246,000 in cash on hand, and we continue to face liquidity challenges. Our results of operations and valuations of our real estate assets have been negatively impacted by overall economic conditions. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our property valuations were negatively impacted by recession that began in 2008. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue into the future.

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

Current strategies and recent transactions that have impacted current and future liquidity include:

•
On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required.

•
Our Cambridge & Holcombe joint venture, in which we owned a 50% interest, sold the Cambridge & Holcombe property for $13.0 million on August 27, 2014.  The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which our pro rata share was approximately $1.9 million. We concurrently invested $3.0 million for an approximate 7.3% ownership interest in the Millennium Cambridge Apartments joint venture.  See Note 3.

•
During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of December 31, 2014, the joint venture had incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should we elect to acquire an adjacent property. The mortgage loan matures in December 2017. The mortgage loan bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including, market and economic challenges experienced by the U.S. economy, the real estate industry or within our geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when real estate market prices were much higher, and our property valuations were negatively impacted by the recession that began in 2008. The U.S. economy has improved from the recent severe recession; however, should recessionary conditions return, such conditions could prevent us or from realizing growth or maintaining the value of our properties. Even if such conditions do not impact us directly, such conditions could adversely affect our tenants. A significant portion of Houston’s and Dallas’ economies are comprised of companies in the oil and gas as well as oilfield services sectors.  The price of oil in the recent months has declined to five-year lows, and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

Although no assurance can be given, we believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets.; however, there is no guarantee that we and our joint ventures will be successful with our liquidity initiatives, and we may continue to look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, AmREIT has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens has agreed to continue defer payments, subject to its continued ability to do so.

2.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method. See Note 3. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of December 31, 2014, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Gains (Losses) on Sale of Real Estate

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

Receivables and Allowance for Uncollectible Accounts

Tenant and Accounts Receivables, net - Included in tenant and accounts receivables are base rents, tenant reimbursements and adjustments related to recording rents on a straight-line basis. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon customer credit-worthiness (including expected recovery of our claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. Bad debt expenses and any related recoveries related to tenant receivables are included in property expense. As of December 31, 2014 and 2013, our allowance for uncollectible accounts related to our tenant receivables was $21,000 and $8,000, respectively.

Accounts Receivable - Related Party - Included in accounts receivable - related party are short-term cash advances provided to certain of our affiliated investment entities primarily for their working capital needs. These cash advances are due upon demand.

Development and Redevelopment Properties

Expenditures related to the development and redevelopment of real estate are capitalized as part of construction in progress, which includes carrying charges, primarily interest, real estate taxes and loan acquisition costs, and direct and indirect development costs related to buildings under construction. The capitalization of such costs ceases at the earlier of completion of major construction or when the property, or any completed portion, becomes available for occupancy. We capitalize costs associated with pending acquisitions of raw land as incurred and expense such costs if and when the acquisition becomes no longer probable. During the years ended December 31, 2014,  2013 and 2012, we capitalized interest and property taxes in the amount of $222,000, $172,000, and $348,000, respectively on properties under development or redevelopment.

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

•
As of December 31, 2014, we recorded a $2.0 million impairment, which is included in income (loss) from continuing operations on our Consolidated Statements of Operations related to the remaining portion of our Woodlake Pointe property. See Note 6.

•
During 2013, we recorded an impairment loss of $576,000, which is included in income (loss) from discontinued operations on our Consolidated Statements of Operations related to the sale of a single-tenant asset and land parcel at our Woodlake Pointe property. See Note 10.

•	No impairment charges were recognized on our consolidated properties during the year ended December 31, 2012.

We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized for our investments in non-consolidated investments during the years ended December 31, 2014, 2013 and 2012.

Deferred Costs

Deferred costs include deferred leasing costs and loan acquisition costs, net of amortization. Loan acquisition costs are incurred in obtaining financing and are amortized to interest expense over the term of the debt agreements using a method that approximates the effective interest method. Deferred leasing costs consist of external commissions associated with leasing our properties and are amortized to depreciation and amortization expense on a straight-line basis over the lease term.  If a lease is terminated early, or if a loan is repaid prior to maturity, the unamortized costs will be expensed. Accumulated amortization related to loan acquisition costs totaled $27,000 and $23,000 as of December 31, 2014 and 2013, respectively. Accumulated amortization related to leasing costs totaled $81,000 and $64,000 as of December 31, 2014 and 2013, respectively.

Income Taxes

No provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. As a partnership, we are not subject to federal income tax, and the federal tax effect of our activities is passed through to our partners. We are, however, subject to taxation under the Texas Margin Tax, which is computed by applying the applicable tax rate (1% for the Partnership) to the profit margin, which, generally, will be determined for us as total revenue less a 30% standard deduction. For the years ended December 31, 2014, 2013 and 2012, we recorded a state income tax benefit of $0, $6,000 and $0, respectively.

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

Operating Leases

Our operating leases generally range from one month to twenty-five years and generally include one or more five-year renewal options. A summary of minimum future base rentals to be received, exclusive of any renewals, under noncancelable operating leases in existence as of December 31, 2014, is as follows (in thousands):

Year	Minimum future base rentals
2015	$462
2016	359
2017	343
2018	322
2019	258
Thereafter	343
$2,087

Future minimum rental revenue excludes amounts that may be received from tenants for reimbursements of operating costs, real estate taxes and insurance. Expense reimbursements recognized as revenue totaled $317,000, $324,000, and $398,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Topic 605,” “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts.  We are currently evaluating this accounting update and our existing revenue recognition policies for contracts other than our lease contracts with tenants to determine what impact, if any, this new guidance could have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 “Topic 946,” “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”  Under the update, discontinued operations as defined as either 1) A component of and entity (or group of components) that (i) has been disposed of or meets the criteria to be classified as held-for-sale and (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or 2) is a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale.  The accounting update is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014.  Early application is permitted, but only for those disposals that have not been reported in previously issued financial statements.  We are currently evaluating this accounting update.

Subsequent Events

On February 18, 2015, all of the outstanding common stock of AmREIT was acquired by Edens.  See Note 1.

We identified no additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.      INVESTMENT IN NON-CONSOLIDATED ENTITIES

As of December 31, 2014, we have investments in three non-consolidated entities through which we own an interest in three properties that we report under the equity method of accounting due to our ability to exercise significant influence over them.

Investment	Ownership	2014	2013
Casa Linda	50%	$2,875	$3,104
Shadow Creek Ranch	10%	3,893	3,996
Millennium Cambridge Apartments	7%	3,000	-
Cambridge & Holcombe	50%	-	894
Woodlake Square	6%	-	217
Total		$9,768	$8,211

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG III, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016. Additional tenants include Petco, Starbucks, Wells Fargo, Chili’s, Pei Wei, Just Fitness 4 U and Supercuts. The property was originally built between 1946 and 1949.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of December 31, 2014, the joint venture has incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan that was refinanced in December 2013 with a four-year, non-recourse loan. The new loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property.  The mortgage loan matures in December 2017.  The mortgage bears interest at a variable rate; however, in connection with the refinancing, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum.  The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities.  For the years ended December 31, 2014 and 2013, our portion of the change in fair value was a $51,000 decrease and an $11,000 increase, respectively, and is included in loss from non-consolidated entities on our Consolidated Statements of Operations.

During 2013, Casa Linda recorded a one-time gain on the favorable settlement of an environmental liability of $224,000, our portion of which was $112,000.

Shadow Creek Ranch - On February 29, 2008, through a joint venture arrangement with an unaffiliated third party (80%) and AmREIT (10%), we acquired a 10% interest in the Shadow Creek Ranch property, a 613,109 square foot retail shopping center located in Pearland, Texas. The development of the Shadow Creek Ranch shopping center was completed in the first quarter of 2008. Approximately 6,000 square feet of land remains to be developed into pad sites next to the shopping center. The joint venture obtained a 7-year mortgage loan from Metropolitan Life Insurance Company for $65.0 million at an annual interest rate of 5.5% until its maturity in March 2015. On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required.

The major tenants of the Shadow Creek Ranch property include H-E-B, a regional grocer, as the largest tenant occupying 150,615 square feet, with Burlington Coat Factory, Academy Sports & Outdoors, Ashley Furniture and Hobby Lobby as other large tenants.

Millennium Cambridge Apartments - Upon the sale of the Cambridge & Holcombe land by our Cambridge & Holcombe joint venture as described above, we concurrently invested $3.0 million (the majority of the distributions we received from the Cambridge & Holcombe joint venture upon the property’s sale) for a 7.3% ownership interest in the Millennium Cambridge Apartments joint venture, which will develop a 374 unit luxury high rise multi-family rental project with 22 stories of residential space over a five-story parking garage on the land that was acquired from our Cambridge & Holcombe joint venture. Total estimated costs are $101 million and the project is anticipated to commence construction in 2015. We do not expect to make any further capital investment in this joint venture.

Cambridge & Holcombe - We previously owned a 50% interest in Cambridge & Holcombe, LP, which owned 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% was owned by an unaffiliated third party. On August 27, 2014, our Cambridge & Holcombe joint venture sold its 2.02 acres of raw land for $13.0 million to the Millennium Cambridge Apartments joint venture, in which we concurrently invested $3.0 million for an approximate 7.3% ownership interest discussed above. The Cambridge & Holcombe joint venture repaid its $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which, our pro rata share was approximately $1.9 million.

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

Combined condensed financial information for our non-consolidated entities as of December 31, 2014 and 2013, (at 100%) is summarized as follows:

	As of December 31,
Combined balance sheets (in thousands)	2014	2013
Assets
Property, net	$143,863	$140,625
Cash	3,126	2,744
Other assets	20,349	19,506
Total assets	$167,338	$162,875

Liabilities and partners’ capital
Notes payable	$100,950	$107,211
Other liabilities	8,498	10,625
Partners’ capital	57,890	45,039
Total liabilities and partners’ capital	$167,338	$162,875

MIG IV share of net assets	$9,768	$8,211

	For the year ended December 31,
Combined statements of operations (in thousands)	2014	2013	2012
Revenues
Total revenues	$19,828	$29,119	$17,787

Expenses
Depreciation and amortization	5,967	6,577	7,040
Interest	5,233	6,336	6,660
Other	5,725	6,952	6,519
Total expenses	$16,925	$19,865	$20,219

Net income (loss)	$2,903	$9,254	$(2,432)

MIG IV share of net income (loss)	$1,547	$1,359	$(1,063)

4.       ACQUIRED LEASE INTANGIBLES

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

Acquired in-place lease and above and below market lease values and their respective accumulated amortization as of December 31, 2014 and 2013, are as follows (in thousands):

	As of December 31,
	2014	2013
Acquired lease intangible assets:
In-place leases	$339	$473
In-place leases - accumulated amortization	(339)	(452)
Above-market leases	10	10
Above-market leases - accumulated amortization	(10)	(10)
Acquired lease intangibles, net	$-	$21

	As of December 31,
	2014	2013
Acquired lease intangible liabilities:
Below-market leases	$(65)	$(90)
Below-market leases - accumulated accretion	65	86
Acquired below-market lease intangibles, net	$-	$(4)

The following table details our amortization related to in-place leases and above and below-market leases as well as the presentation of such amounts in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

		For the year ended December 31,
	Presentation	2014	2013	2012
In-place leases	amortization expense	$21	$15	$15
Below-market leases	increase in rental income	4	3	3

5.       NOTES PAYABLE

Our outstanding debt due to unrelated third parties at December 31, 2014 and 2013 consisted of a fixed-rate mortgage loan secured by the Village on the Green property.

As of December 31, 2014, scheduled principal repayments on notes payable were as follows (in thousands):

Scheduled payments by year	Principal	Loan maturities	Total payments
2015	108	-	108
2016	113	-	113
2017	30	5,442	5,472
Total	$251	$5,442	$5,693

The Village on the Green note payable has a balance of $5.7 million as of December 31, 2014, bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or pre-payment penalty.

On December 1, 2014, our Shadow Creek Ranch joint venture refinanced its debt balance scheduled to mature in March 2015 with a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for 6 years and amortizing payments for the remaining term  The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required. We no longer guarantee this debt.

Notes Payable – Related Party – As of December 31, 2014 and 2013, the balance of our notes payable – related party was $1.6 million and $1.1 million, respectively. The note accrues interest monthly at 2.8% and is secured by our investment interest in the Woodlake Pointe property.

6.          FAIR VALUE MEASUREMENTS

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

In determining the fair value of our debt instruments, we determine the appropriate Treasury Bill Rate based on the remaining time to maturity for each of the debt instruments.  We then add the appropriate yield spread to the Treasury Bill Rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. We estimated the market rate for our fixed-rate debt to be approximately 3.0% as of December 31, 2014. We believe the fair value of our notes payable is classified in Level 2 of the fair value hierarchy. As of December 31, 2014 and 2013, the carrying value of debt obligations associated with our consolidated entities was approximately $5.7 million and $5.8 million, respectively, with an estimated fair value of $6.0 million and $6.3 million, respectively.

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

•
Our Woodlake Pointe property is under redevelopment; however, we have experienced challenges in executing a long term lease with a tenant to redevelop the property. While we continue to pursue redevelopment opportunities that will optimize the property’s value, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. Accordingly, we reviewed this property for impairment as of December 31, 2014. The property was appraised at approximately $8.2 million.  In arriving at our fair value estimate we considered numerous factors. We estimated fair value utilizing both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the property entered into a long term lease and redeveloped the property. The fair value determined under each of these scenarios was approximately $8.2 million.  Accordingly, we recorded an impairment of $2.0 million as of December 31, 2014.

•
During 2013, we recorded an impairment loss of $576,000, which is included in income (loss) from discontinued operations upon the sale of a single-tenant asset and land parcel at our Woodlake Pointe property.  The impairment was determined as the anticipated net sales proceeds less the book value of assets sold, including accrued rent. See Note 10.

•	No impairment charges were recognized on our consolidated properties during the year ended December 31, 2012.

We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized for our investments in non-consolidated investments during the years ended December 31, 2014, 2013 and 2012.

We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

7.      CONCENTRATIONS

As of December 31, 2014 and 2013, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for each of the years ended December 31, 2014, 2013 and 2012. The following table details the base rents generated by our top five tenants during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
Tenant	2014	2013	2012
Paesano’s	$218	$197	$197
Rouse Dental	90	70	56
Complete Radiology	51	24	-
The Mutual Fund Store	35	35	35
KT Nails & Spa	32	32	32
Totals	$426	$358	$320

8.      PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Distributions –We suspended all distribution payments in July 2009 and do not anticipate reinstating distributions. See “Strategic Plan” in Note 1. All distributions to date have been a return of capital. Net cash flow, as defined, will be distributed among the limited partners and the General Partner in the following manner:

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

9.      RELATED PARTY TRANSACTIONS

We have no employees or offices.  Additionally, certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of general and administrative costs.  The following table summarizes the amount of such compensation paid to our affiliates during the years ended December 31, 2014, 2013 and 2012:

	For the year ended December 31,
Type of service	2014	2013	2012
Asset management fees	$255	$154	$154
Development and acquisition fees	-	-	258
Interest expense - related party	39	104	152
Property management fees	41	47	45
Leasing costs	1	39	194
Administrative costs reimbursements	263	279	285
	$599	$623	$1,088

In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid a total of $743,000, $954,000, and $1.2 million in property management and leasing fees to one of our affiliated entities for the years ended December 31, 2014, 2013 and 2012, respectively. See also Note 3.

On September 18, 2013, our Woodlake Square joint venture sold its Woodlake Square property to AmREIT.  See Note 10.

10.           REAL ESTATE DISPOSITIONS

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

Woodlake Pointe - On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property for $12.0 million to an unrelated third party. The sale resulted in net proceeds of $4.9 million after payoff of a $6.6 million mortgage and other closing costs. Our portion of the net cash proceeds, which was 60%, was $3.0 million. We recorded an impairment of $576,000 primarily related to the write-off of accrued rent. We subsequently repaid approximately $1.9 million of notes payable - related party.

Woodlake Square - As of December 31, 2012, we owned a 6% interest in Woodlake LP, which owned Woodlake Square, a grocery-anchored, multi-tenant retail property located at the corner of Westheimer and Gessner in Houston, Texas with a combined GLA of approximately 161,000 square feet. The remaining 94% was owned by the third-party institutional partner (90%), ARIC (1%) and by MIG III (3%). On September 18, 2013, Woodlake LP sold Woodlake Square to AmREIT for $41.6 million based on arm’s-length negotiations between AmREIT and our third party institutional partner that owned a 90% interest in the property. The joint venture recorded a gain on sale of $10.4 million. Our share of this gain is included in our income (loss) from non-consolidated entities. We received approximately $2.0 million representing our proportional share of the net proceeds. See Note 3.

The following table is a summary of our discontinued operations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except for per Unit data):

	2014	2013	2012
Revenues:
Rental income from operating leases	$-	$882	$204
Total revenues	-	882	204

Expenses:
General and administrative	-	-	1
Property expense	22	192	33
Legal and professional	9	66	8
Depreciation and amortization	-	94	49
Other expense	-	183	54
Impairment	-	576	-
Total expenses	31	1,111	145

Income (loss) from discontinued operations, net of tax	(31)	(229)	59

Basic and diluted income (loss) from discontinued operations per Unit	$(15.59)	$(115.19)	$29.68

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

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P.  AND SUBSIDIARIES
SCHEDULE III - Consolidated Real Estate Owned and Accumulated Depreciation
For the year ended December 31, 2014

	Initial Cost				Total Cost
			Cost
			Capitalized
Property	Building and		Subsequent to	Building and			Accumulated	Date
Description	Improvements	Land	Acquisition	Improvements	Land	Total	Depreciation	Acquired	Encumbrances
Woodlake Pointe	7,617,318	8,845,089	(6,433,156)	5,579,560	4,449,691	10,029,251	(1,863,748)	11/21/2007	-
Village on the Green	5,468,698	3,133,574	256,515	5,725,213	3,133,574	8,858,787	(1,353,026)	3/25/2008	5,693,458
Total	$13,086,016	$11,978,663	$(6,176,641)	$11,304,773	$7,583,265	$18,888,038	$(3,216,774)		$5,693,458

Activity within real estate and accumulated depreciation during the three years ended December 31, 2014 are as follows:

		Accumulated
	Cost	Depreciation
Balance at December 31, 2011	$25,747,960	$1,891,078
Acquisitions / additions	6,032,271	-
Disposals	(6,040)	(6,040)
Depreciation expense	-	523,303
Balance at December 31, 2012	$31,774,191	$2,408,341
Acquisitions/additions	592,539	-
Disposals	(11,576,511)	(178,106)
Depreciation expense	-	583,630
Balance at December 31, 2013	$20,790,219	$2,813,865
Acquisitions/additions	183,592	-
Impairment	(2,000,000)
Disposals	(85,773)	(85,773)
Depreciation expense	-	488,682
Balance at December 31, 2014	$18,888,038	$3,216,774

S-1