Form 10-Q
period 2015-03-31
AmREIT Monthly Income & Growth Fund IV LP
filed 2015-05-15
CIK 1382787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As further defined below, “AmREIT” (the parent of our General Partner) and its wholly-owned subsidiaries “ARIC” and AmREIT Monthly Income & Growth IV Corporation (our General Partner) were acquired by Edens on February 18, 2015 in an all-cash transaction whereby AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens) with Saturn Subsidiary, LLC as the surviving entity. Subsequent to the acquisition, all of the functions formerly performed by AmREIT and its designated affiliates are performed on our behalf by Edens, Saturn Subsidiary, LLC or one of its designated affiliates, including that of our General Partner. References herein to “AmREIT” (including its wholly-owned subsidiaries), “ARIC” or AmREIT Monthly Income & Growth IV Corporation refer to the period prior to the acquisition. References herein to “Edens” (including Saturn Subsidiary, LLC or one of its designated affiliates) refer to periods after the acquisition.

ABBREVIATION	DEFINITION

AmREIT
AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition
The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC for the year ended December 31, 2014.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner
AmREIT Monthly Income & Growth IV Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction. Subsequent to this acquisition, Edens is the parent company of our General Partner.

GLA	Gross leasable area.

ii

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

Offering
Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three months ended March 31, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014

ASSETS
Real estate investments at cost:
Land	$7,618	$7,583
Buildings	10,948	10,948
Tenant improvements	386	357
	18,952	18,888
Less accumulated depreciation and amortization	(3,335)	(3,217)
	15,617	15,671

Investment in non-consolidated entities	9,491	9,768
Net real estate investments	25,108	25,439

Cash and cash equivalents	161	246
Tenant and accounts receivables, net	111	78
Accounts receivable - related party	2	2
Notes receivable, net	1	2
Deferred costs, net	44	48
Other assets	191	160
TOTAL ASSETS	$25,618	$25,975

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,666	$5,693
Notes payable - related party	1,818	1,649
Accounts payable and other liabilities	229	463
Accounts payable - related party	200	231
Security deposits	42	42
TOTAL LIABILITIES	7,955	8,078

Capital:
Partners’ capital:
General partner	-	-
Limited partners, 1,988 Units outstanding at March 31, 2015 and December 31, 2014	14,559	14,823
TOTAL PARTNERS’ CAPITAL	14,559	14,823

Non-controlling interests	3,104	3,074
TOTAL CAPITAL	17,663	17,897

TOTAL LIABILITIES AND CAPITAL	$25,618	$25,975

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2015	2014

Revenues:
Rental income from operating leases	$213	$244
Total revenues	213	244

Expenses:
General and administrative	5	8
General and administrative - related party	58	70
Asset management fees - related party	64	64
Property expense	89	184
Property management fees - related party	10	11
Legal and professional	68	79
Depreciation and amortization	123	168
Total operating expenses	417	584

Operating loss	(204)	(340)

Other income (expense):
Interest expense	(91)	(89)
Income (loss) from non-consolidated entities	(5)	(152)
Total other income (expense)	(96)	(241)

Income (loss) from continuing operations	(300)	(581)

Income (loss) from discontinued operations	(1)	(10)
Net income (loss), including non-controlling interests	(301)	(591)

Net (income) loss attributable to non-controlling interests	37	(5)

Net income (loss) attributable to partners	$(264)	$(596)

Weighted average Units outstanding	1,988	1,988
Net loss per Unit:
Income (loss) from continuing operations	$(150.91)	$(292.25)
Income (loss) from discontinued operations	$(0.50)	$(5.03)
(Income) loss attributable to non-controlling interests	$18.62	$(2.52)
Net income (loss) attributable to partners	$(132.79)	$(299.80)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total
Balance at December 31, 2014	$—	$14,823	$3,074	$17,897

Net income (loss), including non-controlling interests (1)	—	(264)	(37)	(301)
Contributions from non-controlling interests	—	—	67	67

Balance at March 31, 2015	$—	$14,559	$3,104	$17,663

(1)
The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $3 for the period. The cumulative curative allocation since inception of the Partnership is $290. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$(301)	$(591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	4	40
Loss (income) from non-consolidated entities	5	152
Depreciation and amortization	123	168
(Increase) decrease in tenant and accounts receivable	(37)	9
(Increase) decrease in other assets	(31)	(71)
Increase (decrease) in accounts payable and other liabilities	(306)	(73)
Increase in accounts payable - related party	135	144
Net cash provided by (used in) operating activities	(408)	(222)

Cash flows from investing activities:
Improvements to real estate	(29)	(32)
Payments received on notes receivable	1	3
Related party repayment	75	474
Investments in and advances to non-consolidated entities	(75)	(272)
Distributions from non-consolidated entities	275	100
Net proceeds applied to land basis	36	36
Net cash provided by (used in) investing activities	283	309

Cash flows from financing activities:
Payments on notes payable	(27)	(26)
Contributions from non-controlling interests	67	—
Net cash provided by (used in) financing activities	40	(26)

Net increase (decrease) in cash and cash equivalents	(85)	61
Cash and cash equivalents, beginning of period	246	403
Cash and cash equivalents, end of period	$161	$464

Supplemental schedule of cash flow information:

Cash paid during the period for interest	$78	$81
Cash paid during the period for taxes	$—	$—

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$71	$18

Reclassification from accounts payable - related party to notes payable - related party	$169	$125

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

1.	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

General

We are a Delaware limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a Texas corporation and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT. Effective February 18, 2015, Edens has become the parent company of our General Partner in connection with the AmREIT Acquisition when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”), with Saturn being the surviving entity, after Edens acquired all of the outstanding common stock of AmREIT in an all cash transaction.

As of March 31, 2015, our investments included one wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA, and three properties in which we own a non-controlling interest through joint ventures comprising 942,238 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 24 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of March 31, 2015, we have $161,000 in cash on hand, and we continue to face liquidity challenges. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue through 2015 and into the future.

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months has declined to five-year lows and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies and the profitability of our tenants, as well as, ultimately, the value of our properties.

We have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3) and/or (5) obtaining funds through additional borrowings from AmREIT prior to the AmREIT Acquisition.

Future liquidity sources will include cash on hand, cash flows from our wholly-owned properties, distributions from our joint venture properties and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, operating expenses related to our wholly-owned properties, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent our properties and joint ventures are unable to fund such expenditures on their own and, ultimately, distributions to our Limited Partners upon sale of our real estate investments.

We believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets in accordance with our strategic plan; however, no assurance can be given that we and our joint ventures will be successful with our liquidity initiatives, and we may look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, Edens and AmREIT (prior to the AmREIT Acquisition) has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens has agreed to continue deferring payments, subject to its continued ability to do so.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 3). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of March 31, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included in this Quarterly Report have been prepared pursuant to the rules and regulations of the SEC and are unaudited. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from these statements pursuant to the SEC rules and regulations and, accordingly, these financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2014.

Because liquidation was not imminent as of March 31, 2015, the financial statements are presented assuming we continue as a going concern.

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

Investments in and income (loss) from nonconsolidated investments

Our investments in non-consolidated entities are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statement of operations on a net basis as prescribed under GAAP. See Note 3 for further disclosure related to our investments in non-consolidated entities. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest.

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

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three months ended March 31, 2015 and 2014. During the three months ended December 31, 2014, we recorded a $2.0 million impairment related to the remaining portion of our Woodlake Pointe property. See Note 5.

Discontinued Operations

Our properties generally have operations and cash flows that can be clearly distinguished from the rest of our company. The operations and gains on sales reported in discontinued operations include those properties that have been sold and for which operations and cash flows have been clearly distinguished. On September 30, 2013, our Woodlake Pointe joint venture sold a single-tenant building and land parcel at our Woodlake Pointe property. Included in discontinued operations is $1,000 related to property expense and $10,000 related to a property tax payment for the three months ended March 31, 2015 and 2014, respectively.

New Accounting Pronouncements

On February 18, 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. We are currently evaluating this accounting update to determine what impact, if any, this new guidance could have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2016. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts, other than our lease contracts with tenants, to determine what impact, if any, this new guidance could have on our consolidated financial statements.

Subsequent Events

We did not identify any additional subsequent events as of the date of this filing that materially impacted our consolidated financial statements.

3.	INVESTMENT IN NON-CONSOLIDATED ENTITIES

As of March 31, 2015, we have investments in three entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our consolidated balance sheets are as follows ($ amounts in thousands):

Investment	Ownership	March 31, 2015	December 31, 2014
Casa Linda	50%	$2,768	$2,875
Shadow Creek Ranch	10%	3,723	3,893
Millennium Cambridge Apartments	7%	3,000	3,000
Total		$9,491	$9,768

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG III, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

           During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of March 31, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million non-recourse, mortgage loan that matures in December 2017. Additionally, the loan contains a provision that would allow for an additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, we and MIG III entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the three months ended March 31, 2015 and 2014, our portion of the decrease in fair value totaled $7,000 and $16,000, respectively, and is included in loss from non-consolidated entities on our Consolidated Statements of Operations.

Shadow Creek Ranch - We own a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 618,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and Edens (10%). The property is secured by a $63.0 million mortgage loan with a 36-year term maturing December 1, 2050, at a fixed-rate of 3.7% with interest-only payments for six years and amortizing payments for the remaining term. The lender reserves the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months notice required.

Millennium Cambridge Apartments – We previously owned a 50% interest in Cambridge & Holcombe, LP, which owned 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% was owned by an unaffiliated third party. On August 27, 2014, the joint venture sold the property into a multi-family development joint venture for $13.0 million. The joint venture paid the $6.3 million loan outstanding and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which our pro rata share was $1.9 million. We concurrently invested $3.0 million for an approximate 7.3 % ownership interest in the Millennium Cambridge Apartments joint venture to construct a 374 unit luxury high rise multifamily rental project consisting of 22 stories of residential over a five story parking garage. Total estimated costs of the multifamily project are $106.5 million, and construction commenced in January 2015. We do not expect (and we are not required) to make any additional investment into this joint venture.

Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three months ended March 31, 2015 and 2014, as follows (in thousands):

	Three months ended March 31,
	2015	2014
Revenues	$4,145	$3,895
Depreciation and amortization	(1,400)	(1,510)
Interest expense	(1,037)	(1,309)
Net income (loss)	284	(357)

4.	NOTES PAYABLE

Our outstanding debt as of March 31, 2015 and December 31, 2014 relates to the mortgage loan securing our Village on the Green property. The loan bears interest at 5.5% and matures in April 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

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

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of March 31, 2015 and December 31, 2014, the fair value of fixed-rate notes payable was approximately $6.0 million.

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

During the quarter ended December 31, 2014, we recorded a $2.0 million impairment related to the remaining portion of our Woodlake Pointe property. We experienced challenges in executing a long term lease with a tenant to redevelop the property. While we continue to pursue redevelopment opportunities that will optimize the property’s value, we can provide no assurance that such opportunities will result in a recovery of the property’s book value, or that, if executed, such opportunities would provide an increase in value that would warrant the additional investment, risk and hold period. Accordingly, we reviewed this property for impairment as of December 31, 2014, and it appraised at approximately $8.2 million. In arriving at this appraised value, the appraiser utilized both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the joint venture entered into a long term lease with a tenant and redeveloped the property. The appraised value determined under each of these scenarios was approximately $8.2 million.

We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

6.	CONCENTRATIONS

As of March 31, 2015 and December 31, 2014, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three months ended March 31, 2015 and 2014. The following table details the base rents generated by our top tenants during the three months ended March 31, 2015, and 2014 (in thousands):

	Three months ended March 31,
Tenant	2015	2014
Paesano’s	$62	$54
Rouse Dental	23	23
Complete Radiology	13	13
The Mutual Fund Store	9	9
KT Nails & Spa	8	8
Total	$115	$107

7.	PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

We have no employees or offices. Certain of our affiliates receive fees and compensation during the operating stage of the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31,
Type of service	2015	2014
Asset management fees	$64	$64
Interest expense - related party(1)	12	8
Property management fees	10	11
Leasing costs	—	2
Administrative costs reimbursements	58	70
	$144	$155

	March 31,
	2015	2014
Notes payable - related party(2)	$1,818	$1,649

(1)	Amounts are included in interest expense on our Consolidated Statements of Operations.
(2)	The note accrues interest monthly at 2.8%.

In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $133,000 and $178,000 in property management and leasing fees to one of our affiliated entities for the three months ended March 31, 2015 and 2014, respectively. See also Note 3 regarding investments in non-consolidated entities.

9.	COMMITMENTS AND CONTINGENCIES

Litigation - In the ordinary course of business, we may become subject to litigation or claims. There are no material legal proceedings known to be contemplated against us.

Environmental matters - In connection with the ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. In particular, we are subject to numerous environmental laws and regulations as they apply to real estate pertaining to chemicals used by the dry cleaning industry, the existence of asbestos in older shopping centers, and underground petroleum storage tanks. We have not been notified by any governmental authority of any non-compliance, liability or other claim.

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

OVERVIEW

We are a Texas limited partnership formed on October 10, 2006, to acquire, develop and operate, directly or indirectly through joint venture arrangements, a portfolio of commercial real estate consisting primarily of multi-tenant shopping centers and mixed-use developments. Our General Partner is a Texas corporation, and, prior to February 18, 2015, was a wholly-owned subsidiary of AmREIT. Effective February 18, 2015, Edens became the parent company of our General Partner in connection with the AmREIT Acquisition when AmREIT merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity after Edens acquired all of the outstanding common stock of AmREIT in an all cash transaction.

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

As of March 31, 2015, our investments included one wholly-owned property comprising 36,306 square feet of GLA, one property in which we own a controlling interest comprising 82,120 square feet of GLA and three properties in which we own a non-controlling interest through joint ventures comprising 942,238 square feet of GLA. All of our properties are located in highly populated, suburban communities in Texas. As of March 31, 2015, our properties had an average occupancy of 91.1%.

Rental income accounted for 100% of our total revenue during the three months ended March 31, 2015 and 2014, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 24 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

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

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three months ended March 31, 2015, as compared to the same period in 2014.

Comparison of the Three Months Ended March 31, 2015, to the Three Months Ended March 31, 2014

Revenues. Revenues decreased $31,000 for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease was due primarily due to lower recovery income in 2015 resulting from lower operating expenses.

Property expense. Property expense decreased approximately $95,000 for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease was due to lower bad debt expense of $40,000 related to tenant move-outs at our Village on the Green property in 2014, a decrease in security expense of approximately $17,000 at our Village on the Green property during 2015 and other general decreases in maintenance expenses in 2015.

Legal and professional. Legal and professional expense decreased approximately $11,000 for the three months ended March 31, 2015, as compared to the same period in 2014 primarily due to lower tax preparation service fees.

Depreciation and amortization. Depreciation and amortization decreased approximately $45,000 for the three months ended March 31, 2015 as compared to the same period in 2014. The decrease is due to accelerated depreciation and amortization from a tenant move-out during the first quarter of 2014 at our Village on the Green property with no similar tenant move-outs during 2015.

Income (loss) from non-consolidated entities. Loss from non-consolidated entities decreased approximately $147,000 for the three months ended March 31, 2015 as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. During 2014, we incurred losses from our former Cambridge and Holcombe joint venture of $73,000 which was sold in August 2014. The remaining decrease in loss was primarily due to improved operating income from our investment in the Casa Linda property as a result of the property’s increased occupancy during 2015.

Net (income) loss attributable to non-controlling interests. Net (income) loss attributable to non-controlling interests increased approximately $42,000 from income of $5,000 during the three months ended March 31, 2014 to a loss of $37,000 during the three months ended March 31, 2015. This amount represents the 40% interest in the Woodlake Pointe property that we do not own, but that we consolidate in our financial statements. The increase in loss is due to gains on distributions received from the sale of a portion of the land and single tenant building at our Woodlake Pointe property that were received and recognized during the first quarter of 2014 with no such distributions received during 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we have $161,000 in cash on hand, and we continue to face liquidity challenges. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and beyond.

Future liquidity sources will include cash on hand, cash flows from our wholly-owned properties, distributions from our joint venture properties and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, operating expenses related to our wholly-owned properties, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent our properties and joint ventures are unable to fund such expenditures on their own and, ultimately, distributions to our Limited Partners upon sale of our real estate investments.

We have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 3 of the Notes to Consolidated Financial Statements) and/or (5) obtaining funds through additional borrowings from AmREIT prior to the AmREIT Acquisition.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of March 31, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate to the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million mortgage loan.

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

We believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets in accordance with our strategic plan; however, no assurance can be given that we and our joint ventures will be successful with our liquidity initiatives, and we may continue to look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, Edens and AmREIT (prior to the AmREIT Acquisition) has deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens has agreed to continue deferring payments, subject to its continued ability to do so.

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

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

 A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months has declined to five-year lows and it is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

Cash Flow Activities for the Three months Ended March 31, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three months ended March 31,
	2015	2014
Operating activities	$(408)	$(222)
Investing activities	283	309
Financing activities	40	(26)

Net cash flows used in operating activities increased approximately $186,000 during the three months ended March 31, 2015, as compared to the same period in 2014. This increase is primarily due to additional payments of accounts payable and other liabilities of $233,000, partially offset by a decrease in net loss of $62,000 exclusive of bad debt expense, depreciation and amortization, and loss from non-consolidated entities, as compared to the same period in 2014.

Net cash flows provided by investing activities decreased approximately $26,000 during the three months ended March 31, 2015, as compared to the same period in 2014. This decrease in cash inflows is primarily due to a decrease in repayments of approximately $399,000 from our Casa Linda joint venture in 2015 when compared to 2014. The decrease is partially offset by $197,000 lower advances made to our non-consolidated entities during 2015 and increased distributions received from our non-consolidated entities of $175,000 in 2015 when compared to 2014.

Net cash flows provided by financing activities increased approximately $66,000 from cash used in financing activities of $26,000 during the three months ended March 31, 2014, to cash provided by financing activities of $40,000 for the three months ended March 31, 2015. The increase was primarily due to contributions of $67,000 from non-controlling interests during the three months ended March 31, 2015 with no such advances and contributions made during 2014.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of March 31, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: May 15, 2015	By:	/s/ Terry S. Brown
Terry S. Brown
President and Director (authorized officer)

Date: May 15, 2015	By:	/s/ Jason K. Tompkins
Jason K. Tompkins
Secretary, Vice President and Director

Date: May 15, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

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

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1
Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2
Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited), (iii) the Consolidated Statement of Capital for the three months ended March 31, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

