Form 10-Q
period 2015-06-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2015-08-11
CIK 1382787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition	The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC as of and for the year ended December 31, 2014.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction. Subsequent to this acquisition, Edens is the parent company of our General Partner.

GLA	Gross leasable area.

ii

LIBOR	London Interbank Offered Rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

Offering	Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three and six months ended June 30, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except Unit data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$3,134	$7,583
Buildings	5,366	10,948
Tenant improvements	393	357
	8,893	18,888
Less accumulated depreciation and amortization	(1,455)	(3,217)
	7,438	15,671

Real estate held for sale, net	8,102	—
Investment in non-consolidated entities	9,317	9,768
Net real estate investments	24,857	25,439

Cash and cash equivalents	334	246
Tenant and accounts receivables, net	105	78
Accounts receivable - related party	2	2
Notes receivable, net	1	2
Deferred costs, net	39	48
Other assets	247	160
TOTAL ASSETS	$25,585	$25,975

LIABILITIES AND CAPITAL
Liabilities:
Notes payable	$5,640	$5,693
Notes payable - related party	1,999	1,649
Accounts payable and other liabilities	373	463
Accounts payable - related party	201	231
Security deposits	40	42
TOTAL LIABILITIES	8,253	8,078

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at June 30, 2015 and December 31, 2014	14,274	14,823
TOTAL PARTNERS’ CAPITAL	14,274	14,823

Non-controlling interests	3,058	3,074
TOTAL CAPITAL	17,332	17,897

TOTAL LIABILITIES AND CAPITAL	$25,585	$25,975

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per Unit data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:
Rental income from operating leases	$214	$222	$427	$466
Total revenues	214	222	427	466

Expenses:
General and administrative	32	32	37	40
General and administrative - related party	81	72	139	142
Asset management fees - related party	64	64	128	128
Property expense	80	40	151	200
Property management fees - related party	8	9	17	19
Legal and professional	70	54	133	112
Depreciation and amortization	58	53	114	155
Total operating expenses	393	324	719	796

Operating loss	(179)	(102)	(292)	(330)

Other income (expense):
Interest expense	(86)	(90)	(177)	(179)
Income (loss) from non-consolidated entities	34	(83)	29	(235)
Total other income (expense)	(52)	(173)	(148)	(414)

Income (loss) from continuing operations	(231)	(275)	(440)	(744)

Income (loss) from discontinued operations:
Income (loss) from real estate operations	(91)	(120)	(183)	(232)
Income (loss) from discontinued operations	(91)	(120)	(183)	(232)

Net income (loss), including non-controlling interests	(322)	(395)	(623)	(976)

Net (income) loss attributable to non-controlling interests	37	(4)	74	(4)

Net income (loss) attributable to partners	$(285)	$(399)	$(549)	$(980)

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net income (loss) per Unit
Income (loss) from continuing operations	$(116.20)	$(138.33)	$(221.33)	$(374.25)
Income (loss) from discontinued operations	$(45.77)	$(60.36)	(92.05)	(116.70)
(Income) loss attributable to non-controlling interests	$18.61	$(2.01)	37.22	(2.01)
Net income (loss) attributable to partners	$(143.36)	$(200.70)	$(276.16)	$(492.96)

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the six months ended June 30, 2015
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total

Balance at December 31, 2014	$—	$14,823	$3,074	$17,897

Net income (loss) attributable to partners (1)	—	(549)	(74)	(623)
Distributions to non-controlling interests	—	—	(10)	(10)
Contributions from non-controlling interests	—	—	68	68

Balance at June 30, 2015	$—	$14,274	$3,058	$17,332

(1)	The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $5 for the period. The cumulative curative allocation since inception of the Partnership is $292. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$(623)	$(976)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Bad debt expense	—	12
(Income) loss from non-consolidated entities	(29)	235
Depreciation and amortization	246	291
(Increase) decrease in tenant and accounts receivable	(27)	5
(Increase) decrease in other assets	(88)	(114)
Increase (decrease) in accounts payable and other liabilities	(231)	(19)
Increase (decrease) in accounts payable - related party	314	298
Increase (decrease) in security deposits	(2)	(1)
Net cash provided by (used in) operating activities	(440)	(269)

Cash flows from investing activities:
Improvements to real estate	(36)	(65)
Payments received on notes receivable	1	6
Repayments from related party	—	474
Investment in and advances to non-consolidated entities	—	(364)
Distributions from non-consolidated entities	486	100
Net proceeds applied to land basis	72	72
Net cash provided by (used in) investing activities	523	223

Cash flows from financing activities:
Payments on notes payable	(53)	(50)
Contributions from non-controlling interests	68	—
Distributions to non-controlling interests	(10)	(36)
Net cash provided by (used in) financing activities	5	(86)

Net increase (decrease) in cash and cash equivalents	88	(132)
Cash and cash equivalents, beginning of period	246	403
Cash and cash equivalents, end of period	$334	$271

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$158	$162
Taxes	$—	$10

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$(141)	$(25)

Reclassification from accounts payable - related party to notes payable - related party	$350	$275

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

As of June 30, 2015, our investments included one wholly-owned property (Village on the Green) comprising 36,306 square feet of GLA, one property in which we own a controlling interest (Woodlake Pointe) comprising 82,120 square feet of GLA, and three properties in which we own a non-controlling interest through three joint ventures (Casa Linda, Shadow Creek Ranch and Millennium Cambridge Apartments) comprising 942,238 square feet of GLA. All of these properties are located in highly populated, suburban communities in Texas.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 12 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of June 30, 2015, we have $334,000 in cash on hand, and we continue to face liquidity challenges. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue through 2015 and into the future.

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

We have been successful in meeting our historic cash shortfalls through (1) managing the timing of forecasted capital expenditures related to the lease-up of properties, (2) managing the timing of operating expense payments and, to the extent possible, accelerating cash collections, (3) deferring the payment of fees owed to our General Partner and its affiliates, (4) selling certain of our properties and investments in non-consolidated entities (see Note 4) and/or (5) obtaining funds through additional borrowings from AmREIT prior to the AmREIT Acquisition.

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

We believe that we will be able to generate liquidity sufficient to continue to execute an orderly liquidation of our assets in accordance with our strategic plan; however, no assurance can be given that we and our joint ventures will be successful with our liquidity initiatives, and we may look to Edens to provide additional financial support to us to meet our operating cash needs. Historically, Edens and AmREIT (prior to the AmREIT Acquisition) have deferred payment of advisory fees and payment of notes payable – related party to the extent such deferral of payments was necessary for our continued operation. In the event our liquidity is not sufficient to execute our strategy, Edens has agreed to continue deferring payments, subject to its continued ability to do so.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of June 30, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The approved plan for liquidation does not differ from our partnership agreement. As such, as of June 30, 2015, the financial statements are presented assuming we continue as a going concern.

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

Investments In and Income (loss) from Non-consolidated Investments

Our investments in non-consolidated entities are accounted for under the equity method because we exercise significant influence over such entities. We record our percentage interest in the earnings and losses of these entities in our statements of operations on a net basis as prescribed under GAAP. See Note 4 for further disclosure related to our investments in non-consolidated entities. The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest.

Real Estate Held for Sale, net

Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell and depreciation and amortization are suspended during the held for sale period. As of June 30, 2015, our Woodlake Pointe property was classified as real estate held for sale as it is currently under contract. From June 25, 2015, upon signing the agreement, depreciation and amortization were suspended. No properties were classified as held for sale as of December 31, 2014.

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

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three and six months ended June 30, 2015 or 2014. During the three months ended December 31, 2014, we recorded a $2.0 million impairment related to the remaining portion of our Woodlake Pointe property. See Note 6.

New Accounting Pronouncements

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This update changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. We are currently evaluating this accounting to determine what impact, if any, this new guidance could have on our consolidated financial statements.

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

3.      ASSET DISPOSITIONS AND DISCONTINUED OPERATIONS

Effective January 1, 2015 we adopted ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“the ASU”). The ASU is effective on a prospective basis for disposals or assets meeting the definition as held-for-sale for accounting periods beginning on or after December 15, 2014. Under the ASU, discontinued operations are defined as either:

1) a component of an entity (or group of components) that

    (i) has been disposed of or meets the criteria to be classified as held-for-sale and

    (ii) represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or

2) a business or nonprofit activity that on acquisition, meets the criteria to be classified as held-for-sale.

On June 25, 2015, we signed a purchase / sale agreement with a third party to sell our Woodlake Pointe property for $11.5 million in an all-cash transaction. We expect the sale to close during the third quarter of 2015 with an expected gain on sale of approximately $2.9 million. We have classified our Woodlake Pointe property as real estate held for sale at June 30, 2015. The ASU notes that a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. We believe that the results of operations from our Woodlake Pointe property constitute “a major part” of our operations. Accordingly, we have classified the results of operations of our Woodlake Pointe property as discontinued operations.

A summary of our discontinued operations for the periods presented is detailed below. The operations of these properties have been eliminated from ongoing operations, and we will not have continuing involvement after disposition. Prior period operating activity related to such properties has been reclassified as discontinued operations in our Consolidated Statements of Operations for all periods presented (amounts in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$—	$—	$—	$—
Total revenues	—	—	—	—

Expenses:
Property expense	15	53	34	79
Property management fee - related party	2	1	3	2
Legal and professional	9	—	14	19
Depreciation and amortization	65	66	132	132
Total operating expenses	91	120	183	232

Operating income (loss)	(91)	(120)	(183)	(232)

Other expense:
Interest expense	—	—	—	—
Total other expense	—	—	—	—

Income (loss) from discontinued operations	$(91)	$(120)	$(183)	$(232)

4.       INVESTMENT IN NON-CONSOLIDATED ENTITIES

As of June 30, 2015, we have investments in three entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. Our investment balances as reported on our Consolidated Balance Sheets are as follows (amounts in thousands):

Investment	Ownership	June 30, 2015	December 31, 2014
Casa Linda	50%	$2,752	$2,875
Shadow Creek Ranch	10%	3,565	3,893
Millennium Cambridge Apartments	7%	3,000	3,000
Total		$9,317	$9,768

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG III, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of June 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million non-recourse mortgage loan that matures on December 31, 2017. Additionally, the loan contains a provision that allows for additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, AmREIT Casa Linda, LP entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the six months ended June 30, 2015 and 2014, our portion of the decrease in fair value totaled $8,000 and $47,000, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

Shadow Creek Ranch - We own a 10% interest in Shadow Creek Holding Company LLC, which owns Shadow Creek Ranch, a multi-tenant retail property located in Pearland, Texas with a combined GLA of approximately 618,000 square feet. The remaining 90% is owned by an unaffiliated third party (80%) and Edens (10%). The property is secured by a $63.0 million mortgage loan that matures on December 1, 2050, with a fixed interest rate of 3.7% with interest-only payments through December 1, 2020 and amortizing payments for the remaining term. The lender has the right to call the entire amount of outstanding principal and interest once every five years, beginning December 1, 2024, with six months’ notice required.

Millennium Cambridge Apartments – We previously owned a 50% interest in Cambridge & Holcombe, LP, which owned 2.02 acres of raw land adjacent to the Texas Medical Center in Houston, Texas. The remaining 50% was owned by an unaffiliated third party. On August 27, 2014, the joint venture sold the property to a multi-family development joint venture for $13.0 million. The joint venture repaid the $6.3 million outstanding loan and distributed the remaining net proceeds of approximately $6.2 million equally to each of the joint venture partners. The joint venture recorded a gain on sale of $3.9 million, of which our pro rata share was $1.9 million. We concurrently invested $3.0 million for an approximate 7.3 % ownership interest in the Millennium Cambridge Apartments joint venture to construct a 374-unit luxury high rise multifamily rental project consisting of 22 stories of residential over a five story parking garage. Total estimated costs of the multifamily project are $106.5 million, and construction commenced in January 2015. We do not expect (and we are not required) to make any additional investment in this joint venture.

Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and six months ended June 30, 2015 and 2014, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$3,862	$4,016	$8,007	$7,912
Depreciation and amortization	(1,080)	(1,481)	(2,480)	(2,991)
Interest expense	(1,028)	(1,341)	(2,065)	(2,650)
Net income (loss)	513	(312)	797	(669)

5.       NOTES PAYABLE

Our outstanding debt as of June 30, 2015 and December 31, 2014 relates to the mortgage loan securing our Village on the Green property. The loan bears interest at 5.5% and matures on April 6, 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty.

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

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments and negligible credit risks. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of June 30, 2015 and December 31, 2014, the fair value of fixed-rate notes payable was approximately $5.9 million and $6.0 million, respectively.

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

As of June 30, 2015 and December 31, 2014, each of our two consolidated properties individually comprised greater than 10% of our consolidated total assets. Consistent with our strategy of investing in areas that we know well, both properties are located in Texas metropolitan areas. These Texas properties represent 100% of our rental income for the three and six months ended June 30, 2015 and 2014. The following table details the base rents generated by our top tenants during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Tenant	2015	2014	2015	2014
Paesano’s	$59	$55	$121	$109
Rouse Dental	23	22	45	45
Complete Radiology	13	13	26	26
The Mutual Fund Store	9	8	17	17
Rangoni Shoes	9	8	16	15
Total	$113	$106	$225	$212

8.       PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

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

Non-controlling Interests – Non-controlling interests includes a 40% ownership interest that our affiliates have in our Woodlake Pointe property.

9.       RELATED PARTY TRANSACTIONS

We have no employees or offices. Certain of our affiliates receive fees and compensation from the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,		Six months ended June 30,
Type of service	2015	2014	2015	2014
Asset management fees	$64	$64	$128	$128
Interest expense - related party (1)	6	9	18	17
Property management fees	8	9	17	19
Leasing costs	—	2	—	4
Administrative costs reimbursements	81	72	139	142
	$159	$156	$302	$310

	June 30, 2015	December 31, 2014
Notes payable - related party (2)	$1,999	$1,649

(1)	Amounts are included in interest expense on our Consolidated Statements of Operations
(2)	The note accrues interest monthly at LIBOR plus 95 basis points, which is Edens’ corporate facility borrowing rate

In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $352,000 and $342,000 in property management and leasing fees to one of our affiliated entities for the six months ended June 30, 2015 and 2014, respectively. See also Note 4 regarding investments in non-consolidated entities.

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

As of June 30, 2015, our investments included one wholly-owned property (Village on the Green) comprising 36,306 square feet of GLA, one property in which we own a controlling interest (Woodlake Pointe) comprising 82,120 square feet of GLA, and three properties in which we own a non-controlling interest through three joint ventures (Casa Linda, Shadow Creek Ranch and Millennium Cambridge Apartments) comprising 942,238 square feet of GLA. All of these properties are located in highly populated, suburban communities in Texas. As of June 30, 2015, our properties had an average occupancy of 91.3% excluding Millennium Cambridge Apartments, which is under development.

On June 25, 2015, we signed a purchase/sale agreement with a third party to sell our Woodlake Pointe property for $11.5 million in an all-cash transaction. We expect the sale to close during the third quarter of 2015 with an expected gain on sale of approximately $2.9 million.

Rental income accounted for 100% of our total revenue during the three and six months ended June 30, 2015 and 2014, primarily from net leasing arrangements where most of the operating expenses of the properties are absorbed by our tenants. As a result, our operating results and cash flows are primarily influenced by rental income from our properties and interest expense on our property indebtedness.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 12 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

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

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three and six months ended June 30, 2015, as compared to the same periods in 2014.

Comparison of the Three Months Ended June 30, 2015, to the Three Months Ended June 30, 2014

Revenues. Revenues decreased $8,000 for the three months ended June 30, 2015 as compared to the same period in 2014. The decrease is due to a tenant that vacated at Village on the Green.

Property expense. Property expense increased approximately $40,000 for the three months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily due to reversals of bad debt expense of approximately $30,000 at Village on the Green during 2014.

Income (loss) from non-consolidated entities. Income (loss) from non-consolidated entities increased approximately $117,000 for the three months ended June 30, 2015 from a loss of $83,000 for the three months ended June 30, 2014 to income of $34,000 for the three months ended June 30, 2015. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease in loss was primarily related to net income from our investment in Casa Linda as a result of the property’s improved occupancy and overall operating results.

Income (loss) from discontinued operations: Income (loss) from discontinued operations decreased approximately $29,000 for the three months ended June 30, 2015, as compared to the same period in 2014. Approximately $8,000 is due to lighting repairs performed at Woodlake Pointe during 2014, with no similar expense in 2015. Additionally, we incurred approximately $8,000 in parking lot repairs and security expense at Woodlake Pointe during 2014 that was not incurred in 2015.

Net (income) loss attributable to non-controlling interests. Net loss attributable to non-controlling interests increased approximately $41,000 from loss of $4,000 during the three months ended June 30, 2014 to a loss of $37,000 during the three months ended June 30, 2015. This amount represents the 40% interest in the Woodlake Pointe property that we do not own 100% of but that we consolidate into our financial statements. The increase in loss is due to the net income recorded in 2014 related to our investment in Woodlake Square, which we did not own in 2015.

Comparison of the Six Months Ended June 30, 2015, to the Six Months Ended June 30, 2014

Revenues. Revenues decreased $39,000 for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease is due to two tenants that vacated at Village on the Green.

Property expense. Property expense decreased approximately $49,000 for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease is due to lower bad debt expense of $16,000 related to tenant move-outs as well as a decrease in security expense of approximately $33,000 at our Village on the Green property.

Depreciation and amortization. Depreciation and amortization decreased approximately $41,000 for the six months ended June 30, 2015, as compared to the same period in 2014. The decrease is due to accelerated depreciation and amortization from a tenant move-out during the first quarter of 2014 at Village on the Green with no similar tenant move-outs during 2015.

Income (loss) from non-consolidated entities. Income from non-consolidated entities increased approximately $264,000 for the six months ended June 30, 2015 from a loss of $235,000 for the six months ended June 30, 2014 to income of $29,000 for the six months ended June 30, 2015. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. During 2014, we incurred losses from our former Cambridge and Holcombe joint venture of $145,000 which was sold in August of 2014. This was off-set by $92,000 of income recognized in 2014 related to our former Woodlake Square joint venture. The remaining increase in income was primarily related to net income from our investment in Casa Linda as a result of the property’s improved occupancy and overall operating results.

Income (loss) from discontinued operations. Loss from discontinued operations decreased approximately $49,000 for the six months ended June 30, 2015, as compared to the same period in 2014. Approximately $16,000 of our loss from discontinued operations during 2014 related to a final sales price adjustment on our Woodlake Pointe property related to tenant property tax reimbursements. The remaining loss is related to professional fees incurred for property tax consulting and tax services, security expense, and lighting repairs incurred at Woodlake Pointe during 2014 with no similar expense incurred in 2015.

Net (income) loss attributable to non-controlling interests. Net loss attributable to non-controlling interests decreased approximately $78,000 for the six months ended June 30, 2015, as compared to the same period in 2014. This amount represents the 40% interest in the Woodlake Pointe property that we do not own but that we consolidate in our financial statements. The increase in loss is due to gains on distributions received from the sale of a portion of the land and single tenant building at our Woodlake Pointe property that was received and recognized during the first quarter of 2014 with no such distributions received during 2015. In addition, approximately $40,000 of minority interest was recorded in 2014 related to our investment in Woodlake Square, which we did not own in 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we have $334,000 in cash on hand, and we continue to face liquidity challenges. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the recent, severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and beyond.

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

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of June 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. We continue to evaluate the need for additional capital improvements at this property; however, none are planned in the near-term. The property is secured by a $38.0 million mortgage loan.

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

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months declined to five-year lows set in March 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range around $60 a barrel since early May 2015. It is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

Cash Flow Activities for the Six months Ended June 30, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Six months ended June 30,
	2015	2014
Operating activities	$(440)	$(269)
Investing activities	523	223
Financing activities	5	(86)

Net cash flows used in operating activities increased approximately $171,000 during the six months ended June 30, 2015, as compared to the same period in 2014. This increase is primarily due to a decrease in accounts payable and other liabilities of $212,000 and an increase in tenant and accounts receivable of $32,000, partially offset by a decrease in net loss of $44,000, exclusive of income(loss) from non-consolidated entities and depreciation and amortization, as compared to the same period in 2014.

Net cash flows provided by investing activities increased approximately $300,000 during the six months ended June 30, 2015, as compared to the same period in 2014. The increase in cash inflows is primarily due to an increase in distributions received from our non-consolidated entities of $386,000 in 2015 when compared to 2014. In addition, we made contributions to the former Cambridge and Holcombe joint venture of $364,000 during 2014 that were not made in 2015 as the joint venture was sold August 2014, partially off-set by cash received during 2014 from Casa Linda for the repayment of advances made by us for property taxes that did not occur in 2015.

Net cash flows provided by (used in) financing activities increased approximately $91,000 during the six months ended June 30, 2015, as compared to the same period in 2014. The increase was primarily due to contributions of $68,000 received from non-controlling interests during the six months ended June 30, 2015 with no such contributions occurring during 2014 as well as $26,000 reduction in distributions made to non-controlling interest during the six months ended June 30, 2015 as compared to the same period in 2014.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of June 30, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: August 11, 2015	By:	/s/ Jodie W. McLean
Jodie W. McLean
President and Director (authorized officer)

Date: August 11, 2015	By:	/s/ Mark P. Garside
Mark P. Garside
Secretary, Vice President and Director

Date: August 11, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated November 15, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2.1	Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statement of Capital for the six months ended June 30, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited).

