Form 10-Q
period 2015-09-30
AmREIT Monthly Income & Growth Fund IV LP
filed 2015-11-12
CIK 1382787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

ABBREVIATION	DEFINITION

AmREIT	AmREIT, Inc., formerly a Maryland corporation that, prior to February 18, 2015, was a SEC reporting corporation that had a class of securities listed on the NYSE and that had elected to be taxed as a REIT. From January 1, 2015 through February 18, 2015, AmREIT was the owner of our General Partner. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in the AmREIT Acquisition when AmREIT and its wholly-owned subsidiaries were merged with and into Saturn Subsidiary, LLC (an indirect, wholly-owned subsidiary of Edens, “Saturn”) with Saturn being the surviving entity. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner.

AmREIT Acquisition	The purchase of all of AmREIT’s common stock for $26.55 per share in an all-cash transaction by Edens on February 18, 2015. Upon the acquisition of all of the outstanding common stock of AmREIT, Edens became the parent company of our General Partner. Effective February 18, 2015, all of the functions formerly performed by AmREIT and its wholly-owned subsidiaries are now performed by Edens or one of its designated subsidiaries, including those of our General Partner.

Annual Report	Annual report on Form 10-K filed with the SEC as of and for the year ended December 31, 2014.

ARIC	AmREIT Realty Investment Corporation and its consolidated subsidiaries, a wholly-owned taxable REIT subsidiary of Edens.

ASU	Accounting Standards Update.

Edens	Edens Investment Trust, which acquired all of AmREIT’s common stock in an all-cash transaction on February 18, 2015. Effective February 18, 2015, Edens is the parent company of our General Partner.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

GAAP	U.S. generally accepted accounting principles.

General Partner	AmREIT Monthly Income & Growth IV Corporation. From January 1, 2015 through February 18, 2015, our General Partner was a wholly-owned subsidiary of AmREIT, Inc. On February 18, 2015, all of AmREIT’s common stock was acquired by Edens in an all cash transaction. Subsequent to this acquisition, Edens is the parent company of our General Partner.

GLA	Gross leasable area.

ii

LIBOR	London Interbank Offered Rate.

Limited Partners	Owners / holders of our Units.

MIG III	AmREIT Monthly Income & Growth Fund III, Ltd., an affiliated entity.

NYSE	New York Stock Exchange.

Offering	Both the issuance and sale of our initial 40 Units pursuant to the terms of a private placement memorandum dated November 15, 2006, and the subsequent sale of Units through March 31, 2008 (a total of 1,991 Units).

Partners	Collectively our General Partner and Limited Partners.

Quarterly Report	Quarterly Report on Form 10-Q filed with the SEC as of and for the three and nine months ended September 30, 2015.

REIT	Real Estate Investment Trust.

SEC	Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

Units	Limited partnership units sold in our Offering.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except Unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate investments at cost:
Land	$—	$7,583
Buildings	—	10,948
Tenant improvements	—	357
	—	18,888
Less accumulated depreciation and amortization	—	(3,217)
	—	15,671

Real estate held for sale, net	7,395	—
Investment in non-consolidated entities	9,355	9,768
Net re Net real estate investments	16,750	25,439

Cash and cash equivalents	9,958	246
Tenant and accounts receivables, net	57	78
Accounts receivable - related party	2	2
Notes receivable, net	—	2
Deferred costs, net	34	48
Other assets	300	160
TOTAL ASSETS	$27,101	$25,975

LIABILITIES AND CAPITAL
Liabilities:
Note payable held for sale	$5,614	$—
Note payable	—	5,693
Note payable - related party	2,143	1,649
Accounts payable and other liabilities	311	463
Accounts payable - related party	3,219	231
Security deposits	46	42
TOTAL LIABILITIES	11,333	8,078

Capital:
Partners’ capital:
General partner	—	—
Limited partners, 1,988 Units outstanding at September 30, 2015 and December 31, 2014	15,749	14,823
TOTAL PARTNERS’ CAPITAL	15,749	14,823

Non-controlling interests	19	3,074
TOTAL CAPITAL	15,768	17,897

TOTAL LIABILITIES AND CAPITAL	$27,101	$25,975

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for Unit data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Income (loss) from non-consolidated entities	$141	$1,857	$169	$1,622

Expenses:
General and administrative	11	11	47	48
General and administrative - related party	65	65	204	207
Asset management fees - related party	63	63	191	191
Legal and professional	54	49	181	159
Depreciation and amortization	—	—	1	—
Total operating expenses	193	188	624	605

Operating (loss) income	(52)	1,669	(455)	1,017

Other income (expense):
Interest expense	(9)	(10)	(27)	(27)
Total other income (expense)	(9)	(10)	(27)	(27)

Income (loss) from continuing operations	(61)	1,659	(482)	990

Income (loss) from discontinued operations:
Gain on sale of real estate acquired for investment	2,682	—	2,682	—
Income (loss) from real estate operations	(105)	(132)	(306)	(439)
Total income (loss) from discontinued operations	2,577	(132)	2,376	(439)

Net income (loss), including non-controlling interests	2,516	1,527	1,894	551

Net (income) loss attributable to non-controlling interests	(1,042)	(4)	(968)	35

Net income (loss) attributable to partners	$1,474	$1,523	$926	$586

Weighted average Units outstanding	1,988	1,988	1,988	1,988
Net income (loss) per Unit
Income (loss) from continuing operations	$(30.68)	$834.51	$(242.45)	$497.99
Income (loss) from discontinued operations	$1,296.28	$(66.40)	1,195.17	(220.82)
(Income) loss attributable to non-controlling interests	$(524.14)	$(2.01)	(486.92)	17.61
Net income (loss) attributable to partners	$741.46	$766.10	$465.80	$294.78

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CAPITAL
For the nine months ended September 30, 2015
(in thousands)
(unaudited)

	Partners’ Capital
	General Partner	Limited Partners	Non-Controlling Interests	Total

Balance at December 31, 2014	$—	$14,823	$3,074	$17,897

Net income (loss) attributable to partners (1)	—	926	968	1,894
Distributions to non-controlling interests	—	—	(4,237)	(4,237)
Contributions from non-controlling interests	—	—	214	214

Balance at September 30, 2015	$—	$15,749	$19	$15,768

(1)	The allocation of net income includes a curative allocation to increase the General Partner’s capital account by $9 for the period. The cumulative curative allocation since inception of the Partnership is $278. The Partnership Agreement provides that no Partner shall be required to fund a deficit balance in their capital account.

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss), including non-controlling interests	$1,894	$551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of real estate acquired for investment	(2,682)	—
Bad debt expense	—	11
(Income) loss from non-consolidated entities	(169)	(1,622)
Depreciation and amortization	339	407
(Increase) decrease in tenant and accounts receivable	21	(7)
(Increase) decrease in other assets	(142)	(142)
Increase (decrease) in accounts payable and other liabilities	(142)	41
Increase (decrease) in accounts payable - related party	463	451
Increase (decrease) in security deposits	4	—
Net cash provided by (used in) operating activities	(414)	(310)

Cash flows from investing activities:
Improvements to real estate	(38)	(83)
Payments received on notes receivable	2	7
Repayments from related party	—	417
Repayments to related party	(12)	(87)
Investment in and advances to non-consolidated entities	—	(3,455)
Distributions from non-consolidated entities	589	3,484
Net proceeds applied to land basis	96	72
Proceeds from property sales	10,567	—
Net cash provided by (used in) investing activities	11,204	355

Cash flows from financing activities:
Payments on notes payable	(79)	(75)
Contributions from non-controlling interests	68	—
Distributions to non-controlling interests	(1,067)	(102)
Net cash provided by (used in) financing activities	(1,078)	(177)

Net increase (decrease) in cash and cash equivalents	9,712	(132)
Cash and cash equivalents, beginning of period	246	403
Cash and cash equivalents, end of period	$9,958	$271

Supplemental schedule of cash flow information:

Cash paid during the period for:
Interest	$237	$243
Taxes	$—	$10

Supplemental schedule of noncash investing and financing activities:

Capitalization of accrued property taxes into the basis of our land at Woodlake Pointe	$171	$31

Reclassification from accounts payable - related party to notes payable - related party	$494	$420

Distribution payable	$(3,170)	$—

Contributions from non-controlling interests	$146	$—

See Notes to Consolidated Financial Statements.

AmREIT MONTHLY INCOME & GROWTH FUND IV, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

As of September 30, 2015, our investments included one wholly-owned property (Village on the Green) comprising 36,306 square feet of GLA and three properties in which we own a non-controlling interest through three joint ventures (Casa Linda, Shadow Creek Ranch and Millennium Cambridge Apartments) comprising 942,238 square feet of GLA. All of these properties are located in highly populated, suburban communities in Texas.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next 3-6 months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

Economic Conditions and Liquidity

As of September 30, 2015, we have $10.0 million in cash on hand as a result of the sale of Woodlake Pointe. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if these improvements will continue through 2015 and into the future.

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

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil declined to five-year lows set in late March of 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range between $40-$50 a barrel since early May 2015. It is unknown when or whether oil prices will continue to increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants and, ultimately, the value of our properties.

Current strategies and recent transactions that have impacted current and future liquidity include:

•	On September 9, 2015, we sold our Woodlake Pointe property to a third party for $11.0 million in an all-cash transaction with a gain on sale of approximately $2.7 million, $1.6 million of which represents our 60% portion.

•	We intend to sell our interests in the Casa Linda and Shadow Creek Ranch joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. In accordance with pre-established procedures, we and Edens obtained separate appraisals on the properties from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the sale price will be the average of the two appraisals. The sales price for our 50% interest in Casa Linda has been determined as $28.6 million and the sales price for our 10% interest in Shadow Creek Ranch has been determined as $13.4 million. Estimated net sales proceeds, after debt and closing costs, are expected to be $9.1 million for our interest in Casa Linda and $7.0 million for our interest in Shadow Creek Ranch. Our Limited Partners have approved both of the proposed transactions with Edens. We expect the sales to close in the fourth quarter of 2015, subject to satisfaction of customary closing conditions therein. There can be no assurances that these conditions will be satisfied or that we will complete the dispositions on the terms described herein or at all.

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

Future liquidity sources will include cash on hand, cash flows from our wholly-owned properties, distributions from our joint venture properties, and sales proceeds from the sales of our real estate investments. Our continuing short-term and long-term liquidity requirements will include, but will not be limited to, corporate and administrative expenses of the Partnership, operating expenses related to our wholly-owned properties, funding our proportionate share of renovations, expansions, and other significant capital expenditures for our existing joint venture properties to the extent our properties and joint ventures are unable to fund such expenditures on their own and, ultimately, distributions to our Limited Partners upon sale of our real estate investments.

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

Basis of Presentation

Our financial records are maintained on the accrual basis of accounting, whereby revenues are recognized when earned and expenses are recorded when incurred. The consolidated financial statements include our accounts as well as the accounts of any wholly- or majority-owned subsidiaries in which we have a controlling financial interest. Investments in joint ventures and partnerships in which we have the ability to exercise significant influence but do not exercise financial and operating control are accounted for using the equity method (see Note 4). The significant accounting policies of our non-consolidated entities are consistent with those of our subsidiaries in which we have a controlling financial interest. As of September 30, 2015, we do not have any interests in variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The approved plan for liquidation does not differ from our partnership agreement. As such, as of September 30, 2015, the financial statements are presented assuming we continue as a going concern.

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

Real Estate Held for Sale, net

Properties are classified as held for sale if we have decided to market the property for immediate sale in its present condition with the belief that the sale will be completed within one year. Properties held for sale are carried at the lower of cost or fair value less cost to sell and depreciation and amortization are suspended during the held for sale period. As of September 30, 2015, our Village on the Green property was classified as real estate held for sale as it is currently under contract and expected to close in the fourth quarter of 2015. No properties were classified as held for sale as of December 31, 2014.

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

Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of up to 39 years for buildings and site improvements and over the life of the respective leases for tenant improvements. We re-evaluate the useful lives of our buildings and improvements as warranted by changing conditions at our properties. As part of this re-evaluation, we may also consider whether such changing conditions indicate a potential impairment, and we perform an impairment analysis, as necessary, at the property level. In the case of a property redevelopment, we reassess the useful lives of specific buildings or other improvements to be demolished as part of that redevelopment once the redevelopment is probable of occurring. As of September 30, 2015, we ceased depreciating our Village on the Green property as it met the criteria as real estate held for sale.

Impairment

We review our properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including acquired lease intangibles and accrued rental income, may not be recoverable through operations. We determine whether an impairment in value has occurred by comparing the estimated future cash flows (undiscounted and without interest charges), including the residual value of the property, with the carrying value of the individual property. If impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value. Both the estimated undiscounted cash flow analysis and fair value determination are based upon various factors that require complex and subjective judgments to be made by management. Such assumptions include projecting lease-up periods, holding periods, cap rates, rental rates, operating expenses, lease terms, tenant creditworthiness, tenant improvement allowances, terminal sales value and certain macroeconomic factors among other assumptions to be made for each property. For our multi-building retail centers, we consider the entire retail center as the asset group for purposes of our impairment analysis. We review our investments in non-consolidated entities for impairment based on a similar review of the properties held by the investee entity. No impairment charges were recognized during the three and nine months ended September 30, 2015 or 2014. During the three months ended December 31, 2014, we recorded a $2.0 million impairment related to the remaining portion of our Woodlake Pointe property. See Note 6.

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

In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers” that will supersede the existing revenue recognition guidance under GAAP. The accounting update states that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. It also establishes a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. It is effective for annual reporting periods beginning after December 15, 2017. This standard does not supersede current accounting literature for lease contracts. We are currently evaluating this accounting update and our existing revenue recognition policies for contracts, other than our lease contracts with tenants, to determine what impact, if any, this new guidance could have on our consolidated financial statements.

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

As of September 30, 2015, our Village on the Green property was being actively marketed for sale and is currently under contract. As such, we have classified our Village on the Green property as real estate held for sale at September 30, 2015. The ASU notes that a strategic shift could include a disposal of a major geographical area, a major line of business, a major equity investment, or other major parts of an entity. We believe that the results of operations from our Village on the Green property constitute “a major part” of our operations. Accordingly, we have classified the results of operations of our Village on the Green property as discontinued operations.

On September 9, 2015, we sold our Woodlake Pointe property to a third party for $11.0 million in an all-cash transaction with a gain on sale of approximately $2.7 million, $1.62 million of which represents our 60% portion. We have presented the operating results of this property as discontinued operations.

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

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Woodlake Pointe	Village on the Green	Total	Woodlake Pointe	Village on the Green	Total
Revenues:
Rental income from operating leases	$—	$219	$219	$—	$226	$226
Total revenues	—	219	219	—	226	226

Expenses:
General and administrative	—	4	4	1	4	5
Property expense	29	100	129	26	107	133
Property management fees- related party	1	9	10	2	8	10
Legal and professional	1	2	3	2	—	2
Depreciation and amortization	45	53	98	65	61	126
Total operating expenses	76	168	244	96	180	276

Operating income (loss)	(76)	51	(25)	(96)	46	(50)

Other income (expense):
Interest expense	—	(80)	(80)	—	(82)	(82)
Gain on sale of real estate - investment	2,682	—	2,682	—	—	—
Taxes and fees - state	—	—	—	—	—	—
Total other income (expense), net	2,682	(80)	2,602	—	(82)	(82)

Income (loss) from discontinued operations	$2,606	$(29)	$2,577	$(96)	$(36)	$(132)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Woodlake Pointe	Village on the Green	Total	Woodlake Pointe	Village on the Green	Total
Revenues:
Rental income from operating leases	$—	$646	$646	$—	$692	$692
Total revenues	—	646	646	—	692	692

Expenses:
General and administrative	—	5	5	1	7	8
Property expense	63	250	313	104	307	411
Property management fees- related party	4	26	30	4	27	31
Legal and professional	15	7	22	21	3	24
Depreciation and amortization	180	163	343	197	216	413
Impairment	—	—	—	—	—	—
Total operating expenses	262	451	713	327	560	887

Operating income (loss)	(262)	195	(67)	(327)	132	(195)

Other income (expense):
Interest expense	—	(239)	(239)	—	(244)	(244)
Gain on sale of real estate - investment	2,682	—	2,682	—	—	—
Taxes and Fees - State	—	—	—	—	—	—
Total other income (expense), net	2,682	(239)	2,443	—	(244)	(244)

Income (loss) from discontinued operations	$2,420	$(44)	$2,376	$(327)	$(112)	$(439)

4.       INVESTMENT IN NON-CONSOLIDATED ENTITIES

As of September 30, 2015, we have investments in three entities that are accounted for using the equity method of accounting due to our ability to exercise significant influence over them. We intend to sell our interests in the Casa Linda and Shadow Creek joint ventures and, Edens has elected to exercise its option to acquire our interests in the properties. See Note 1. Our investment balances as reported on our Consolidated Balance Sheets are as follows (amounts in thousands):

Investment	Ownership	September 30, 2015	December 31, 2014
Casa Linda	50%	$2,735	$2,875
Shadow Creek Ranch	10%	3,620	3,893
Millennium Cambridge Apartments	7%	3,000	3,000
Total		$9,355	$9,768

Casa Linda - We own a 50% interest in AmREIT Casa Linda, LP, which owns a 324,569 square foot retail shopping center located in Dallas, Texas. The remaining 50% is owned by MIG III, an affiliate of our General Partner. Albertson’s is the largest tenant, occupying 59,561 square feet with a lease scheduled to expire in July 2016.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of September 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million non-recourse mortgage loan that matures on December 31, 2017. Additionally, the loan contains a provision that allows for additional funding of approximately $4.5 million should the joint venture elect to acquire an adjacent property. The mortgage loan bears interest at a variable rate; however, AmREIT Casa Linda, LP entered into an interest rate cap agreement that provides for a maximum rate of 3% per annum. The interest rate cap was not designated as a hedge for financial reporting purposes, and our portion of the change in fair value is recognized in income (loss) from non-consolidated entities. For the nine months ended September 30, 2015 and 2014, our portion of the decrease in fair value totaled $9,000 and $47,000, respectively, and is included in income (loss) from non-consolidated entities on our Consolidated Statements of Operations.

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

Combined condensed financial information for the underlying investee entities (at 100%) is summarized for the three and nine months ended September 30, 2015 and 2014, as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$4,250	$7,949	$12,257	$15,861
Gain on sale of real estate	—	3,882	—	3,882
Depreciation and amortization	(487)	(1,477)	(2,967)	(4,468)
Interest expense	(988)	(1,374)	(3,053)	(4,024)
Net income (loss)	1,619	3,649	2,416	2,980

5.       NOTE PAYABLE HELD FOR SALE AND NOTE PAYABLE

Our outstanding debt as of September 30, 2015 and December 31, 2014 relates to the mortgage loan securing our Village on the Green property. The loan bears interest at 5.5% and matures on April 6, 2017. It may be prepaid, but is subject to a yield-maintenance premium or prepayment penalty. The loan will be repaid with the sale of our Village on the Green property.

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

Our consolidated financial instruments consist of cash and cash equivalents, tenant and accounts receivable, accounts receivable – related party, notes receivable, notes payable, notes payable – related party, accounts payable – related party, and accounts payable and other liabilities. The carrying values of all of the financial instruments, except for our notes payable are representative of the fair values due to the short-term nature of the instruments and negligible credit risks. In determining the fair value of our fixed-rate debt instruments, we determine the appropriate treasury note rate based on the remaining time to maturity for each of the debt instruments. We then add the appropriate yield spread to the treasury note rate. The yield spread is a risk premium estimated by investors to account for credit risk involved in debt financing. The spread is typically estimated based on the property type and loan-to-value ratio of the debt instrument. The result is an estimate of the market interest rate a typical investor would expect to receive given the underlying subject asset (property type) and remaining time to maturity. The fair value of our fixed-rate notes payable is classified in Level 2 of the fair value hierarchy. As of September 30, 2015 and December 31, 2014, the fair value of fixed-rate notes payable was approximately $5.8 million and $6.0 million, respectively.

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

During the quarter ended December 31, 2014, we recorded a $2.0 million impairment related to the remaining portion of our Woodlake Pointe property. We experienced challenges in executing a long term lease with a tenant to redevelop the property. Accordingly, we reviewed this property for impairment as of December 31, 2014.  In arriving at the appraised value, the appraiser utilized both comparable sales information of similar properties assuming a “sell as is” scenario and a discounted cash flow model assuming that the joint venture entered into a long term lease with a tenant and redeveloped the property. The appraised value determined under each of these scenarios was approximately $8.2 million.

We have determined that our impairments are non-recurring fair value measurements that fall within Level 3 of the fair value hierarchy.

7.      PARTNERS’ CAPITAL AND NON-CONTROLLING INTEREST

Distributions – We suspended all regular distribution payments in July 2009 and do not anticipate reinstating regular distributions until we have stabilized our properties and we generate liquidity that could allow us to re-commence regular distributions. See Note 1. All distributions to date have been a return of capital. Net cash flow, as defined, will be distributed among the Limited Partners and the General Partner in the following manner:

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

Non-controlling Interests – Non-controlling interests includes a 40% ownership interest that our affiliates had in our Woodlake Pointe property prior to the sale of the property on September 9, 2015.

8.       RELATED PARTY TRANSACTIONS

We have no employees or offices. Certain of our affiliates receive fees and compensation from the Partnership, including compensation for providing services to us in the areas of asset management, development and acquisitions, property management and leasing, financing, brokerage and administration. We reimburse our General Partner for an allocation of salary and other overhead costs. The following table summarizes the amount of such compensation paid to our affiliates during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Type of service	2015	2014	2015	2014
Asset management fees	$63	$63	$191	$191
Interest expense - related party (1)	9	10	27	27
Leasing costs	—	—	—	4
Administrative costs reimbursements	65	65	204	207
	$137	$138	$422	$429

	September 30, 2015	December 31, 2014
Notes payable - related party (2)	$2,143	$1,649

(1) Amounts are included in interest expense on our Consolidated Statements of Operations
(2) The note accrues interest monthly at LIBOR plus 95 basis points, which is Edens’ corporate facility borrowing rate

In addition to the above fees incurred by us, the non-consolidated entities in which we have investments paid $534,000 and $551,000 in property management and leasing fees to one of our affiliated entities for the nine months ended September 30, 2015 and 2014, respectively. See also Note 4 regarding investments in non-consolidated entities.

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

As of September 30, 2015, our investments included one wholly-owned property (Village on the Green) comprising 36,306 square feet of GLA and three properties in which we own a non-controlling interest through three joint ventures (Casa Linda, Shadow Creek Ranch and Millennium Cambridge Apartments) comprising 938,037 square feet of GLA. All of these properties are located in highly populated, suburban communities in Texas. As of September 30, 2015, our properties had an average occupancy of 89.0% excluding Millennium Cambridge Apartments, which is under development.

On September 9, 2015, we sold our Woodlake Pointe property to a third party for $11.0 million in an all-cash transaction with a gain on sale of approximately $2.7 million, $1.6 million of which represents our 60% portion.

We intend to sell our interests in the Casa Linda and Shadow Creek Ranch joint ventures and, Edens has elected to exercise its option to acquire our interests the properties. In accordance with pre-established procedures, we and Edens obtained separate appraisals on the properties from two independent, national appraisal groups. Because the appraisals were within 5% of one another, the purchase price will be the average of the two appraisals. The sales price for our 50% interest in Casa Linda has been determined as $28.6 million and the sales price for our 10% interest in Shadow Creek Ranch has been determined as $13.4 million. Estimated net sales proceeds, after debt and closing costs, are expected to be $9.1 million for our interest in Casa Linda and $7.0 million for our interest in Shadow Creek Ranch. We estimate that the net proceeds to be distributed per unit will be approximately $8,000. Our Limited Partners have approved both of the proposed transactions with Edens. We expect the sales to close in the fourth quarter of 2015, subject to satisfaction of customary closing conditions therein. There can be no assurances that these conditions will be satisfied or that we will complete the dispositions on the terms described herein or at all.

Strategic Plan

Our operating period ended in November 2013, and we have entered into our liquidation period pursuant to the terms of our partnership agreement. Our General Partner is reviewing market sales opportunities in good faith, but attractive sales opportunities may not exist in the near term. While we believe an orderly liquidation of our assets will be completed within the next three to six months, successful wind-down of our operations may take longer for our General Partner to complete. During the liquidation period, we plan to distribute net proceeds generated from property sales to our Limited Partners. Although our General Partner will pursue sales opportunities that are in the best interest of our Limited Partners, we do not expect that our investors will recover all of their original investment. We do not expect that the AmREIT Acquisition will impact the orderly liquidation of our assets.

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

RESULTS OF OPERATIONS

Below is a discussion of our results of operations for the three and nine months ended September 30, 2015, as compared to the same periods in 2014.

Comparison of the Three Months Ended September 30, 2015, to the Three Months Ended September 30, 2014

Income (loss) from non-consolidated entities. Income from non-consolidated entities decreased approximately $1.7 million for the three months ended September 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease is due to a gain of $1.9 million recorded during the third quarter of 2014 related to the sale of Cambridge & Holcombe.

Income (loss) from discontinued operations. Income from discontinued operations increased approximately $2.7 million for the three months ended September 30, 2015, as compared to the same period in 2014. The increase in income is driven by the gain recorded for the sale of Woodlake Pointe during the third quarter of 2015.

Net (income) loss attributable to non-controlling interests. Net income attributable to non-controlling interests increased approximately $1.0 million for the three months ended September 30, 2015, as compared to the same period in 2014. This amount represents the 40% interest in the Woodlake Pointe property that we did not own but that we consolidate in our financial statements. The increase in income is due to the gain recorded for the sale of Woodlake Pointe during the third quarter of 2015.

Comparison of the Nine Months Ended September 30, 2015, to the Nine Months Ended September 30, 2014

Income (loss) from non-consolidated entities. Income from non-consolidated entities decreased approximately $1.5 million for the nine months ended September 30, 2015, as compared to the same period in 2014. These amounts represent our ownership portion of our joint ventures’ net income or loss for the period. The decrease is due to a gain of $1.9 million recorded during the third quarter of 2014 related to the sale of Cambridge & Holcombe.

Income (loss) from discontinued operations. Income from discontinued operations increased approximately $2.8 million from a loss of $439,000 for the nine months ended September 30, 2014 to income of $2.4 million for the nine months ended September 30, 2015. The increase in income is driven by the gain recorded for the sale of Woodlake Pointe during the third quarter of 2015.

Net (income) loss attributable to non-controlling interests. Net income attributable to non-controlling interests increased approximately $1.0 million from a loss of $35,000 for the nine months ended September 30, 2014 to income of $968,000 for the nine months ended September 30, 2015. This amount represents the 40% interest in the Woodlake Pointe property that we did not own but that we consolidate in our financial statements. The increase in income is due to the gain recorded for the sale of Woodlake Pointe during the third quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we have $10.0 million in cash on hand. With the sale of Woodlake Pointe and the potential sales of our interests in Casa Linda and Shadow Creek Ranch, we expect that we will make a distribution for the net sales proceeds during the fourth quarter of 2015.

During 2012, we and MIG III initiated a lease-up strategy at our Casa Linda property (a 50% joint venture between us and MIG III). As of September 30, 2015, the joint venture had substantially completed the lease-up strategy and incurred approximately $2.6 million of $3.0 million in planned capital expenditures, including certain tenant build-out and site improvements. The property is secured by a $38.0 million mortgage loan.

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

Market Conditions

Our operations are sensitive to changes in overall economic conditions that impact our tenants, including market and economic challenges experienced by the U.S. economy, the real estate industry or within the geographic markets where our properties are located. Most of our retail properties were purchased prior to 2008 when retail real estate market prices were much higher, and our results of operations and property valuations were negatively impacted by the severe recession. The United States has experienced recent improvements in the general economy; however, it is difficult to determine if the improvements experienced will continue through 2015 and into the future.

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

A significant portion of Houston’s and Dallas’ industry is in oil and gas as well as oilfield services. The price of oil in the recent months declined to five-year lows set in March 2015. Oil benchmarks have rallied somewhat from their lows; however, the recovery is only moderate with prices trading in a narrow range around $40-50 a barrel since early May 2015. It is unknown when or whether oil prices will increase, and if they increase, how much and for what duration. We are unable to predict the impact, if any, that lower oil prices could have on economies in which our properties are located. However, a prolonged period of depressed oil prices could potentially be adverse to these economies, the profitability of our tenants as well as, ultimately, the value of our properties.

Cash Flow Activities for the Nine months Ended September 30, 2015 and 2014

Cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Nine months ended September 30,
	2015	2014
Operating activities	$(414)	$(310)
Investing activities	11,204	355
Financing activities	(1,078)	(177)

Net cash flows used in operating activities increased approximately $104,000 during the nine months ended September 30, 2015, as compared to the same period in 2014. This increase is primarily due to an increase in net income inclusive of income (loss) from non-consolidated entities of $2.8 million, offset by the gain on sale of Woodlake Pointe of $2.7 million and a decrease in accounts payable of $183,000.

Net cash flows provided by investing activities increased approximately $10.8 million during the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in cash inflows is primarily due to proceeds of $10.6 million received for the sale of Woodlake Pointe in 2015 with no proceeds received in 2014, advances made to the former Cambridge and Holcombe joint venture in 2014 of $3.4 million with no advances made in 2015, offset by a distribution of approximately $3.0 million received for the former Cambridge and Holcombe joint venture sale received in 2014 and $417,000 cash received from Casa Linda for the repayment of advances made by us for property taxes that did not occur in 2015.

Net cash flows used in financing activities increased approximately $900,000 during the nine months ended September 30, 2015, as compared to the same period in 2014. The increase was primarily due to a distribution of approximately $1.0 million made to ARIC for the sale of Woodlake Pointe during 2015 off-set by contributions of $68,000 in 2015 with no contributions in 2014.

OFF BALANCE SHEET ARRANGEMENTS

          As of September 30, 2015, none of our off-balance sheet arrangements had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. However, we own interests in several unconsolidated joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our General Partner’s principal executive officer and principal financial officer, our General Partner’s management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of September 30, 2015. Based on that evaluation, our General Partner’s principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures in accordance with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In the ordinary course of business, we may become subject to litigation or claims. Neither we nor our properties are the subject of any material pending legal proceeding, nor are we aware of any legal proceeding that a government authority is contemplating against us.

17

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

AmREIT Monthly Income & Growth Fund IV, L.P.

	By:	AmREIT Monthly Income & Growth IV Corporation, its General Partner

Date: November 12, 2015	By:	/s/ Jodie W. McLean
Jodie W. McLean
President and Director (authorized officer)

Date: November 12, 2015	By:	/s/ Mark P. Garside
Mark P. Garside
Secretary, Vice President and Director

Date: November 12, 2015	By:	/s/ Chad C. Braun
Chad C. Braun
Vice President

EXHIBIT INDEX

Exhibit 3.1	Certificate of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated October 10, 2006 (incorporated herein by reference from Exhibit 3.1 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2	Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated November 15, 2006 (incorporated herein by reference from Exhibit 3.2 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 3.2.1	Amendment No. 1 to Agreement of Limited Partnership of AmREIT Monthly Income & Growth Fund IV, L.P., dated December 7, 2006 (incorporated herein by reference from Exhibit 3.3 to the Partnership’s Registration Statement on Form 10-12G dated April 29, 2008).

Exhibit 31.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 31.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to Exchange Act Rule 13a-14(a) (filed herewith).

Exhibit 32.1	Certification of the principal executive officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 32.2	Certification of the principal financial officer of the Partnership’s General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

Exhibit 101.INS	XBRL Instance Document*

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document*

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited), (iii) the Consolidated Statement of Capital for the nine months ended September 30, 2015 (unaudited), (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited) and (v) the Notes to the Consolidated Financial Statements (unaudited).

